Form 10-Q
period 1996-05-31
MVE HOLDINGS INC; MVE INC
filed 1996-07-10
CIK 930404, 930406

SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549



                            FORM 10-Q

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of
       The Securities Exchange Act of 1934

               For Quarterly Period Ended May 31, 1996

                                 OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of The
       Securities Exchange Act of 1934

               For the transition period from ___ to ___

                  Commission file Number:  33-84262

                      _________________________


                          MVE HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)

               Delaware                         41-1641718
     (State or other jurisdiction              (IRS Employer
     of incorporation or organization)     Identification Number)


                             MVE, INC.
        (Exact name of registrant as specified in its charter)

               Delaware                         41-1396485
     (State or other jurisdiction              (IRS Employer
     of incorporation or organization)     Identification Number)


                      Two Appletree Square, Suite 100
                          8011 34th Avenue, South
                          Bloomington, MN  55425
                  (Address of principal executive offices)

                        Telephone:  (612) 853-9600
            (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes   X       No ___

        Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___     No ___

               Applicable Only To Corporate Issuers:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                                  Class         May 31, 1996

MVE Holdings, Inc.           Common Stock        510,000 Shares
MVE, Inc.                    Common Stock          1,000 Shares

                        PART I.   FINANCIAL INFORMATION
                        ITEM I.  FINANCIAL STATEMENTS
                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)


                                        May 31,      February 29,
                                         1996            1996
                                      (Unaudited)

ASSETS

Current Assets
  Cash and cash equivalents             $    986      $    1,306
  Accounts receivable, net                31,948          30,877
  Inventories, net                        28,297          24,428
  Prepaids and prepaid income tax          5,896           5,907
      Total Current Assets                67,127          62,518

Property, Plant and Equipment, net        24,876          22,276
Other Assets, net                         10,419           9,835
Goodwill, net                             38,240          39,259
                                        $140,662        $133,888

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Current maturities of long
    term debt                           $    532        $  2,142
  Accounts payable                        18,294          18,368
  Accrued expenses and other
    liabilities                           18,558          14,205
       Total Current Liabilities          37,384          34,715

Long-term Debt, less current
  maturities                             134,753         131,024
Deferred Income Taxes                      2,206           2,470
Minority Interest and Other
  Non-Current Liabilities                  3,179           3,470
       Total Liabilities                 177,522         171,679

Stockholders' Deficit
 Common stock                           $      5       $       5
 Additional paid-in deficit                 (449)           (449)
 Common stock warrants                       770             770
 Accumulated deficit                     (37,186)        (38,117)
       Total Stockholders' Deficit       (36,860)        (37,791)

Total Liabilities and Stockholders'
  Deficit                               $140,662        $133,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MVE INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                       (Dollars in thousands)


                                        May 31,      February 29,
                                         1996            1996
                                      (Unaudited)

ASSETS

Current Assets
  Cash and cash equivalents             $    986      $    1,306
  Accounts receivable, net                31,948          30,877
  Inventories, net                        28,297          24,428
  Prepaids and prepaid income tax          5,896           5,907
      Total Current Assets                67,127          62,518

Property, Plant and Equipment, net        24,876          22,276
Due from MVE Holdings, Inc.               31,015          31,015
Other Assets, net                         10,419           9,835
Goodwill, net                             38,240          39,259
                                        $171,677        $164,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Current maturities of long
    term debt                           $    532        $  2,142
  Accounts payable                        18,294          18,368
  Accrued expenses and other
    liabilities                           18,558          14,205
       Total Current Liabilities          37,384          34,715

Long-term Debt, less current
  maturities                             134,753         131,024
Deferred Income Taxes                      2,206           2,470
Minority Interest and Other
  Non-Current Liabilities                  3,179           3,470
       Total Liabilities                 177,522         171,679

Stockholders' Deficit
 Common stock                           $      1       $       1
 Additional paid-in capital               10,411          10,411
 Accumulated deficit                     (16,257)        (17,188)
       Total Stockholders' Deficit        (5,845)        ( 6,776)

Total Liabilities and Stockholders'
  Deficit                               $171,677        $164,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MVE HOLDINGS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Dollars in thousands)


                                            First Quarter
                                       Three Months Ended May 31
                                         1996             1995
                                      (Unaudited)

Net sales                             $  47,027         $42,897
Cost of sales                            33,427          29,351

Gross profit                             13,600          13,546

Operating Costs and Expenses:

 Selling, general and administrative      5,834           5,577
 Research and development                   743           1,045
 Amortization expense                     1,340           1,362

    Income from operations                5,683           5,562

Interest expense                          4,132           3,823
     Income before income taxes           1,551           1,739

Income tax expense                          620             696

Net Income                            $     931         $ 1,043



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MVE INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Dollars in thousands)


                                            First Quarter
                                       Three Months Ended May 31
                                         1996             1995
                                      (Unaudited)

Net sales                             $  47,027         $42,897
Cost of sales                            33,427          29,351

Gross profit                             13,600          13,546

Operating Costs and Expenses:

 Selling, general and administrative      5,834           5,577
 Research and development                   743           1,045
 Amortization expense                     1,340           1,362

    Income from operations                5,683           5,562

Interest expense                          4,132           3,823
     Income before income taxes           1,551           1,739

Income tax expense                          620             696

Net Income                            $     931         $ 1,043



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MVE HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                           (Dollars in thousands)


                                               Three Months Ended
                                                     May 31
                                               1996          1995
                                            (Unaudited)

OPERATING ACTIVITIES
 Net income                                 $    931    $  1,043
 Adjustments to reconcile net income
   to net cash used in operating
   activities:
  Depreciation and amortization                2,199       2,164
  Change in operating assets and
    liabilities:
    Accounts receivable                       (1,071)     (3,062)
    Inventories                               (3,869)     (7,184)
    Prepaid expenses                              11      (1,398)
    Accounts payable                             (74)      3,462
    Accrued expenses and other
      liabilities                              4,205         954

    Net cash provided by (used in)
      operating activities                     2,216      (4,021)

INVESTING ACTIVITIES:
 Additions to Other assets                      (905)       (355)
 Additions to property, plant and
   equipment                                  (3,459)     (1,304)
     Net cash provided by (used in)
       investing activities                  $(4,364)    $(1,659)

FINANCING ACTIVITIES:
 Borrowings under working capital agreement  $52,668     $39,352
 Repayments under working capital agreement  (51,118)    (38,662)
 Proceeds from issuance of long-term debt      1,000       5,613
 Repayment of long-term debt                    (431)       (793)
 Changes in other non-current liabilities       (291)       (315)

      Net cash provided by financing
        activities                             1,828       5,825

      Net increase (decrease) in cash and
        cash equivalents                        (320)        145

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    1,306       1,224

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   986     $ 1,369

Supplemental Disclosure of Cash Flow
  Information:

    Cash paid during the period for
      interest                               $   483    $   275
    Cash paid during the period for
      taxes                                  $   314    $ 1,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MVE INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                           (Dollars in thousands)


                                               Three Months Ended
                                                     May 31
                                               1996          1995
                                            (Unaudited)

OPERATING ACTIVITIES
 Net income                                 $    931    $  1,043
 Adjustments to reconcile net income
   to net cash used in operating
   activities:
  Depreciation and amortization                2,199       2,164
  Change in operating assets and
    liabilities:
    Accounts receivable                       (1,071)     (3,062)
    Inventories                               (3,869)     (7,184)
    Prepaid expenses                              11      (1,398)
    Accounts payable                             (74)      3,462
    Accrued expenses and other
      liabilities                              4,205         954

    Net cash provided by (used in)
      operating activities                     2,216      (4,021)

INVESTING ACTIVITIES:
 Additions to Other assets                      (905)       (355)
 Additions to property, plant and
   equipment                                  (3,459)     (1,304)
     Net cash provided by (used in)
       investing activities                  $(4,364)    $(1,659)

FINANCING ACTIVITIES:
 Borrowings under working capital agreement  $52,668     $39,352
 Repayments under working capital agreement  (51,118)    (38,662)
 Proceeds from issuance of long-term debt      1,000       5,613
 Repayment of long-term debt                    (431)       (793)
 Changes in other non-current liabilities       (291)       (315)

      Net cash provided by financing
        activities                             1,828       5,825

      Net increase (decrease) in cash and
        cash equivalents                        (320)        145

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    1,306       1,224

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   986     $ 1,369

Supplemental Disclosure of Cash Flow
  Information:

    Cash paid during the period for
      interest                               $   483    $   275
    Cash paid during the period for
      taxes                                  $   314    $ 1,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

           MVE HOLDINGS, INC. AND MVE, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM UNAUDITED
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MAY 31, 1996

1.  Description of Business and General Information

    In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc.

    (the Company), the accompanying Condensed Consolidated Financial Statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of May 31, 1996 and the results of their operations and cash flows for the three month periods ended May 31, 1996 and 1995. The results are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements included herein have been prepared by Holdings and the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Holdings, the Company and their subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended February 29, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the February 29, 1996 audited financial statements have been omitted from these interim financial statements. While management of Holdings and the Company believe the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' and the Company's latest annual report on Form 10-K.


2.  Inventories

    Inventories include material, labor, and overhead and are stated at the lower of cost on market, utilizing the first-in, first-out method for all of the inventories at May
    31, 1996 and February 29, 1996. Inventories consist of the following:

                                       (in 000's)
                           May 31, 1996        February 29, 1996
Raw Materials                $16,594               $13,451
Work-in-Process                5,884                 4,404
Finished Goods                 5,819                 6,573

                             $28,297               $24,428

3.  Letter of Intent

    MVE Holdings, Inc. ("Holdings") has entered into a binding letter of intent concerning the issuance and sale by Holdings of preferred stock to an investment group led by A.C. Israel Capital Co., Inc. and American Securities Capital Partners, L.P. Holdings will receive approximately $45 million cash in consideration for the preferred stock. The proceeds from the sale of the preferred stock will be used by Holdings to repurchase all or a portion of the common stock holdings of certain stockholders of Holdings. The consummation of these transactions is subject to various conditions, including the negotiation and execution of a definitive agreement with respect to the sale of the preferred stock and Holdings' repurchase of its common stock from certain of its current stockholders.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The Company has three business segments: Industrial Products, Medical Products and Distributed Products. Industrial Products develops, manufactures and markets cryogenic storage tanks and transportation equipment and provides related services to producers, distributors and end users of industrial gases. Medical Products develops, manufactures, assembles and markets a broad range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers. Distributed Products consists of three product lines: restaurant products, biological storage systems and new applications. Restaurant products consists primarily of vacuum insulated, bulk liquid CO2 containers used for beverage carbonization in restaurants, convenience stores and cinemas. Biological storage systems' products consist of vacuum insulated vessels used to transport and store beef and dairy cow semen and embryos and human organs, skin tissue samples and other temperature-sensitive biological matter. New applications develops new markets and new applications for the Company's existing and developing technology, including AURATM flat vacuum panels for insulation for durable consumer appliances and vacuum insulated containers for liquid natural gas. Holdings conducts business through the Company and its direct and indirect subsidiaries and has no operations of its own.

RESULTS OF OPERATIONS

Net Sales

    Net sales for the quarter ended May 31, 1996 increased 9.6% to $47.0 million from $42.9 million in the comparable period in 1995.

    Industrial Products: Net sales for the quarter ended May 31, 1996 increased 32.2% to $29.7 million from $22.5 million in the comparable period in 1995. The increase is primarily attributable to the strong demand for cryogenic tanks in North America and increased sales to industrial gas producers in the Asia-Pacific markets.

    Distributed Products: Net sales for the quarter ended May 31, 1996 remained constant at $10.2 million compared to $10.2
million in the comparable period in 1995.   This results from an
increase in sales to Restaurant and Biological Products markets offset by decreases in LNG and AURA sales.

    Medical Products: Net sales for the quarter ended May 31, 1996 decreased 29.6% to $7.2 million from $10.2 million in the comparable period in 1995. This lower level of sales results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the fact that the comparable period reflected strong adoption of a newly introduced product.

Gross Margin

    Gross margin decreased to 28.9% for the first quarter of fiscal 1997 from 31.6% for the three months ended fiscal 1996.

    Industrial Products: Gross margin decreased to 24.3% for the quarter ended May 31, 1996 from 27.0% for the quarter ended May 31, 1995. The decrease is primarily attributable to a higher proportion of sales to industrial gas producers versus distributors and end users, foreign sales that bear higher freight costs, and the lower productivity associated with the Company's expansion efforts.

    Distributed Products: Gross margin increased to 39.5% for the quarter ended May 31, 1996 from 34.2% for the quarter ended May 31, 1995. The increase is primarily attributable to manufacturing efficiencies as a result of increased volumes for Restaurant products, improved unit manufacturing costs for Biological products, and decreased sales of AURATM flat vacuum panels.

    Medical Products: Gross margin decreased to 33.1% for the quarter ended May 31, 1996 from 33.9% for the quarter ended May 31, 1995. The decrease is primarily attributable to lower productivity associated with the Company's consolidation and product introduction efforts.

Operating Income

    Operating income increased 3.6% to $5.7 million or 12.1% of net sales for the three months ended May 31, 1996 from $5.5 million or 12.8% of net sales for the three months ended May 31, 1995. The increase is primarily due to the increases in net sales offset by decreased gross margins as a result of business mix and the factors noted above and relatively stable period spending.

Interest Expense

    Interest expense was $4.1 million for the quarter ended May 31, 1996 and $3.8 million the quarter ended May 31, 1995. The increase reflects the increased indebtedness incurred through use of the Company's working capital line to fund the new CAIRE facility until industrial revenue bond financing closed.

Income Taxes

    The provision for income taxes remained fairly constant at $.6 million for the quarter ended May 31, 1996 as compared to a $.7 million for the quarter ended May 31, 1995.

Net Income

    As a result of the above, net income decreased to $.9 million in first quarter 1997 from $1.0 million in the comparable period of 1996.

Adjusted EBDAIT

    Adjusted EBDAIT (earnings before depreciation, amortization, interest, income taxes and other non-cash or non-recurring expenses) increased 2.2% to $7.9 million or 16.8% of sales for the quarter ended May 31, 1996 from $7.7 million or 17.9% of sales in the comparable period of 1995. The increase in Adjusted EBDAIT is attributable to the factors noted in "Operating Income" above.


LIQUIDITY AND CAPITAL RESERVES

    Cash flow provided by/used in operating activities was approximately $2.2 million and $(4.4) million for the first quarter of fiscal 1997 and 1996 respectively. The higher cash flow is the result of better management of net operating assets.

    Working capital was $29.7 million and $24.5 million, respectively at May 31, 1996 and 1995.

    The Company spent approximately $4.4 million in the first quarter of fiscal 1997 on capital expenditures as compared to $1.3 million in first quarter of fiscal 1996, primarily for the expansion projects for the industrial and medical division.

    Cash flow in financing activities was approximately $1.8 million and $5.9 million in first quarter 1997 and 1996, respectively. This decrease in borrowings results from better management of the net operating assets.


                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. An 8-K was issued on April 22, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The contents related to Item 5. Other Events:

       MVE Holdings, Inc. ("Holdings") has entered into a binding letter of intent concerning the issuance and sale by Holdings of preferred stock to an investment group led by A.C. Israel Capital Co., Inc. and American Securities Capital Partners, L.P. Holdings will receive approximately $45 million cash in consideration for the preferred stock. The proceeds from the sale of the preferred stock will be used by Holdings to repurchase all or a portion of the common stock holdings of certain stockholders of Holdings. The consummation of these transactions is subject to various conditions, including the negotiation and execution of a definitive agreement with respect to the sale of the preferred stock and Holdings' repurchase of its common stock from certain of its current stockholders.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf of the undersigned thereunto duly authorized.



                   MVE HOLDINGS, INC. AND SUBSIDIARIES




DATE:  July 8, 1996              /s/ J. David O'Halloran
                                 J. David O'Halloran
                                 Vice President, Finance
                                   and Treasurer





                   MVE INC. AND SUBSIDIARIES



DATE:  July 8, 1996              /s/ J. David O'Halloran
                                 J. David O'Halloran
                                 Vice President, Finance
                                   and Treasurer