Form 10-Q/A
period 1996-05-31
MVE HOLDINGS INC; MVE INC
filed 1996-09-11
CIK 930404, 930406

SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549



                            FORM 10-Q/A

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

MVE Holdings, Inc.           Common Stock        510,000 Shares
MVE, Inc.                    Common Stock          1,000 Shares


                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27   Financial Data Schedule

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



                   MVE HOLDINGS, INC. AND SUBSIDIARIES




DATE:  September 9, 1996         /s/ J. David O'Halloran
                                 J. David O'Halloran
                                 Vice President, Finance
                                   and Treasurer





                   MVE INC. AND SUBSIDIARIES



DATE:  September 9, 1996         /s/ J. David O'Halloran
                                 J. David O'Halloran
                                 Vice President, Finance
                                   and Treasurer