Form 10-Q
period 1996-11-30
MVE HOLDINGS INC; MVE INC
filed 1997-01-14
CIK 930404, 930406

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For Quarterly Period Ended November 30, 1996
                                             -----------------

                                       OR

  [   ]     Transition Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934

                   For the transition period from ___ to ___

                       Commission file Number:  33-84262


                           _________________________


          MVE HOLDINGS, INC.                               MVE, INC.
     (EXACT NAME OF REGISTRANT AS                 (EXACT NAME OF REGISTRANT AS
       SPECIFIED IN ITS CHARTER)                    SPECIFIED IN ITS CHARTER)

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

                              Yes   X       No
                                  -----        -----


                     Applicable Only To Corporate Issuers:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
                                  CLASS              NOVEMBER 30, 1996
                            -----------------        -----------------
MVE Holdings, Inc.            Common Stock            175,502 Shares
MVE, Inc.                     Common Stock              1,000 Shares
MVE Holdings, Inc.          Preferred A Stock           4,700 Shares
MVE Holdings, Inc.          Preferred B Stock             833 Shares

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                           November 30,   February 29,
                                               1996           1996
                                           ------------   ------------
                                            (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                 $    9,933     $    1,306
  Accounts receivable, net                      31,642         30,877
  Inventories                                   28,752         24,428
  Prepaid expenses and prepaid income
   taxes                                         6,219          5,907
                                            ----------     ----------
          Total current assets                  76,546         62,518

PROPERTY, PLANT AND EQUIPMENT, NET              29,825         22,276
OTHER ASSETS, NET                               12,859          9,835
GOODWILL, NET                                   36,838         39,259
                                            ----------     ----------
          Total assets                      $  156,068     $  133,888
                                            ==========     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt      $      699     $    2,142
  Accounts payable                              15,738         18,368
  Accrued expenses and other liabilities        21,519         14,205
                                            ----------     ----------
          Total current liabilities             37,956         34,715

LONG-TERM DEBT, NET OF CURRENT
 MATURITIES                                    141,680        131,024
DEFERRED INCOME TAXES                            2,470          2,470
MINORITY INTEREST AND OTHER NONCURRENT
 LIABILITIES                                     3,346          3,470

SERIES A CONVERTIBLE REDEEMABLE
 PREFERRED STOCK                                47,000
SERIES B CONVERTIBLE PREFERRED STOCK             8,331
                                            ----------     ----------
          Total liabilities                    240,783        171,679
                                            ----------     ----------


STOCKHOLDERS' DEFICIT:
  Common stock                              $        2     $        5
  Additional paid-in capital/(deficit)            (449)          (449)
  Common stock warrants                            168            770
  Accumulated deficit                          (84,436)       (38,117)
                                            ----------     ----------
          Total stockholders' deficit          (84,715)       (37,791)
                                            ----------     ----------

Total liabilities and stockholders'
 deficit                                    $  156,068     $  133,888
                                            ==========     ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                      (2)

                           MVE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            November 30,     February 29,
                                                1996             1996
                                           -------------     ------------
                                            (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                $        2,548     $    1,306
  Accounts receivable, net                         31,642         30,877
  Inventories                                      28,752         24,428
  Prepaid expenses and prepaid income
   taxes                                            6,219          5,907
                                           --------------     ----------
          Total current assets                     69,161         62,518

PROPERTY, PLANT AND EQUIPMENT, NET                 29,825         22,276
DUE FROM MVE HOLDINGS, INC.                        31,015         31,015
OTHER ASSETS, NET                                  10,859          9,835
GOODWILL, NET                                      36,838         39,259
                                           --------------     ----------
          Total assets                     $      177,698     $  164,903
                                           ==============     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt     $          699     $    2,142
  Accounts payable                                 15,738         18,368
  Accrued expenses and other liabilities           20,089         14,205
                                           --------------     ----------
          Total current liabilities                36,526         34,715

LONG-TERM DEBT, NET OF CURRENT                    141,680        131,024
 MATURITIES
DEFERRED INCOME TAXES                               2,470          2,470
MINORITY INTEREST AND OTHER NONCURRENT
 LIABILITIES                                        3,346          3,470
                                           --------------     ----------
          Total liabilities                       184,022        171,679
                                           --------------     ----------

STOCKHOLDERS' DEFICIT:
  Common stock                             $            1     $        1
  Additional paid-in capital                       10,411         10,411
  Accumulated deficit                             (16,736)       (17,188)
                                           --------------     ----------
          Total stockholders' deficit              (6,324)       ( 6,776)
                                           --------------     ----------

Total liabilities and stockholders'
 deficit                                   $      177,698     $  164,903
                                           ==============     ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                      (3)

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                              (Unaudited)                (Unaudited)
                                         -----------------------    ----------------------
                                           Three Months Ended         Nine Months Ended
                                              Novmeber 30                November 30
                                         -----------------------    ----------------------
                                            1996          1995         1996         1995
                                         ---------     ---------    ---------    ---------
NET SALES                                $  47,491     $  45,053    $ 142,403    $ 131,221
COST OF SALES                               33,834        32,582      101,344       92,467
                                         ---------     ---------    ---------    ---------

   Gross profit                             13,657        12,471       41,059       38,754


OPERATING EXPENSES:
 Selling and marketing                       2,531         2,208        7,015        6,715
 General and administrative                  6,242         3,699       16,681       11,155
 Research and development                      952         1,055        2,456        3,860
 Amortization                                1,345         1,361        4,030        4,084
                                         ---------     ---------    ---------    ---------
   Total operating expenses                 11,070         8,323       30,182       25,814
                                         ---------     ---------    ---------    ---------

   Operating income                          2,587         4,148       10,877       12,940

INTEREST EXPENSE                             4,211         4,356       12,507       12,142
                                         ---------     ---------    ---------    ---------
   Income (loss) before income taxes        (1,624)         (208)      (1,630)         798

INCOME TAX PROVISION (BENEFIT)                (650)          (83)        (652)         319
                                         ---------     ---------    ---------    ---------
   Net income (loss)                          (974)         (125)        (978)         479

PREFERRED STOCK DIVIDENDS                   (1,677)                    (1,677)
                                         ---------     ---------    ---------    ---------
   Net income (loss) available to
   common stockholders                   $  (2,651)    $    (125)   $  (2,655)   $     479
                                         =========     =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      (4)

                           MVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                     (Unaudited)                (Unaudited)
                              -----------------------    -----------------------
                                  Three Months Ended         Nine Months Ended
                                     November 30                November 30
                              -----------------------    -----------------------
                                  1996          1995         1996         1995
                              ---------     ---------    ----------    ---------
NET SALES                     $  47,491     $  45,053    $  142,403    $ 131,221
COST OF SALES                    33,834        32,582       101,344       92,467
                              ---------     ---------    ----------    ---------

     Gross profit                13,657        12,471        41,059       38,754


OPERATING EXPENSES:
  Selling and marketing           2,531         2,208         7,015        6,715
  General and administrative      4,945         3,699        14,298       11,155
  Research and development          952         1,055         2,456        3,860
  Amortization                    1,345         1,361         4,030        4,084
                              ---------     ---------    ----------    ---------
     Total operating expenses     9,773         8,323        27,799       25,814
                              ---------     ---------    ----------    ---------

     Operating income             3,884         4,148        13,260       12,940

INTEREST EXPENSE                  4,211         4,356        12,507       12,142
                              ---------     ---------    ----------    ---------
     Income (loss) before
      income taxes                 (327)         (208)          753          798

INCOME TAX PROVISION (BENEFIT)     (131)         ( 83)          301          319
                              ---------     ---------    ----------    ---------

     Net income (loss)        $    (196)    $    (125)   $      452    $     479
                              =========     =========    ==========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      (5)

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             (Unaudited)
                                                          Nine Months Ended
                                                            November 30,
                                                       -----------------------
                                                          1996         1995
                                                       -----------------------
OPERATING ACTIVITIES:
  Net (loss) income                                    $   (2,655)   $     479
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization                          6,875        6,681
     Loss on disposition of assets                            367
     Change in operating assets and liabilities:
        Accounts receivable                                  (716)      (5,633)
        Inventories                                        (4,058)     (11,762)
        Prepaid expenses                                     (150)        (676)
        Change in other assets, net                        (3,855)
        Accounts payable                                   (2,624)       1,388
        Accrued expenses and other liabilities              7,019        1,113
                                                       ----------    ---------

         Net cash provided by (used in) operating
          activities                                          203       (8,410)
                                                       ----------    ---------

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                         109
  Additions to property, plant, and equipment          $  (10,138)   $  (3,814)
                                                       ----------    ---------

         Net cash used in investing  activities           (10,029)      (3,814)
                                                       ----------    ---------

FINANCING ACTIVITIES:
  Borrowings under working capital agreement           $  160,301    $   9,871
  Repayments under working capital agreement             (153,924)      (3,123)
  Proceeds from issuance of long-term debt                  3,623        5,958
  Repayment of long-term debt                              (2,177)      (1,623)
  Proceeds from preferred stock sale                       47,000
  Purchase of treasury stock                              (33,300)
  Purchase of common stock warrants                        (2,638)
  Changes in other non-current assets                        (432)
                                                       ----------    ---------

         Net cash provided by financing activities         18,453       11,083
                                                       ----------    ---------

         Net increase (decrease) in cash and cash
          equivalents                                       8,627       (1,141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,306        1,224
                                                       ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    9,933    $      83
                                                       ==========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                            $    8,244    $   8,318
     Cash paid for taxes                               $    1,790    $   2,166

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      (6)

                           MVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             (Unaudited)
                                                          Nine Months Ended
                                                            November 30,
                                                        ----------------------
                                                          1996         1995
                                                        ----------------------
OPERATING ACTIVITIES:
  Net income                                            $      452    $     479
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                            6,875        6,681
     Loss on disposition of assets                             367
      Change in operating assets and liabilities:
        Accounts receivable                                   (716)      (5,633)
        Inventories                                         (4,058)     (11,762)
        Prepaid expenses                                      (150)        (676)
        Change in other assets, net                         (1,855)
        Accounts payable                                    (2,624)       1,388
        Accrued expenses and other liabilities               5,589        1,113
                                                        ----------    ---------

          Net cash provided by (used in) operating
           activities                                        3,880       (8,410)
                                                        ----------    ---------

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                          109
  Additions to property, plant, and equipment           $  (10,138)   $  (3,814)
                                                        ----------    ---------

          Net cash used in investing activities            (10,029)      (3,814)
                                                        ----------    ---------

FINANCING ACTIVITIES:
  Borrowings under working capital agreement            $  160,301    $   9,871
  Repayments under working capital agreement              (153,924)      (3,123)
  Proceeds from issuance of long-term debt                   3,623        5,958
  Repayment of long-term debt                               (2,177)      (1,623)
  Changes in other non-current assets                         (432)
                                                        ----------    ---------

          Net cash provided by financing activities          7,391       11,083
                                                        ----------    ---------

          Net increase (decrease) in cash and cash
           equivalents                                       1,242       (1,141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,306        1,224
                                                        ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    2,548    $      83
                                                        ==========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                             $    8,244    $   8,318
     Cash paid for taxes                                $    1,790    $   2,166

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      (7)

               MVE HOLDINGS,  INC. AND MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996

1.   Description of Business and General Information

     In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of November 30, 1996 and the results of its operations and its cash flows for the nine month periods ended November 30, 1996 and 1995. These results are not necessarily indicative of the results to be expected for the full year.

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

2.   Inventories

     Inventories are stated at the lower of cost or market, utilizing the first in, first out method for all of the inventories. Inventories consist of the following:

                                                        (in thousands)

                                             November 30, 1996  February 29, 1996
                                             -----------------  -----------------
      Purchased materials and subassemblies        $17,254            $13,451
      Work in process                                6,031              4,404
      Finished goods                                 5,467              6,573
                                                   -------            -------
                                                   $28,752            $24,428
                                                   =======            =======

3. In connection with the change in ownership, the Company's management undertook a strategic review of all business units. The review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company has decided to revise its estimates on various medical and industrial product lines and to discontinue the Aura(R) product line. Accordingly, the Company will record a charge of approximately $18.8 million in the fourth quarter related to goodwill and inventory writedown.

                                      (8)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SUMMARY
-------

The Company develops, manufactures, markets and sells products which are grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO\2\ containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

RESULTS OF OPERATIONS
---------------------

Three Months Ended November 30, 1996 and 1995

Net Sales
---------

Net sales for the quarter ended November 30, 1996 increased 5.3% to $47.5 million from $45.1 million in the comparable period in 1995.

Industrial Products: Net sales for the quarter ended November 30, 1996 increased 9.0% to $29.0 million from $26.6 million in the comparable period in 1995. The increase is primarily attributable to the Japanese market for liquid cylinders, increased investment in fabrication plants for semiconductors requiring electronic-grade tanks, and increased demand for liquid hydrogen tanks.

Distributed Products: Net sales for the quarter ended November 30, 1996 increased 15.8% to $11.7 million from $10.1 million in the comparable period in 1995. The increase is primarily attributable to increased restaurant CO\2\ sales offset by decreases in sales of AURA panels. Sales of AURA panels were $308,000 for the quarter and will be discontinued after March 31, 1997.

Medical Products: Net sales for the quarter ended November 30, 1996 decreased 19.0% to $6.8 million from $8.4 million in the comparable period in 1995. This lower level of sales results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 28.8% for the quarter ended November 30, 1996 from 27.7% in the comparable period in 1995.

Industrial Products: Gross margin increased to 25.0% for the quarter ended November 30, 1996 from 20.0% in the comparable period in 1995. The increase is attributable to reduced material costs and improved manufacturing efficiencies.

Distributed Products: Gross margin increased to 37.0% for the quarter ended November 30, 1996 from 35.1% in the comparable period in 1995. The increase is primarily attributable to improved manufacturing efficiencies as a result of increased volumes for restaurant products, improved unit manufacturing costs for biological products, and decreased sales of AURA flat vacuum panels.

Medical Products: Gross margin decreased to 30.6% for the quarter ended November 30, 1996 from 34.3% in the comparable period in 1995. The decrease is primarily attributable to lower volumes and a less profitable product mix.

                                      (9)

Operating Income
----------------

Operating income decreased 37.6% to $2.6 million or 5.4% of net sales for the three months ended November 30, 1996 from $4.1 million or 9.2% of net sales in the comparable period in 1995. The decrease is primarily due to the one time expenses related to the recapitalization with MVE Investors, LLC in August and the decline in Medical Products sales. Adjusting for the recapitalization expenses, operating income would have decreased 6.4% to $3.9 million.

Interest Expense
----------------

Interest expense was $4.2 million for the quarter ended November 30, 1996 and $4.4 million in the comparable period in 1995.

Income Taxes
------------

The effective income tax rate was 40% for the three months ended November 30, 1996 and 1995.

Net Income
----------

As a result of the above, net loss for the three months ended November 30, 1996 was $974,000 compared to a net loss of $125,000 in the comparable period in 1995.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 21.9% to $5.0 million or 10.5% of sales for the quarter ended November 30, 1996 from $6.4 million or 14.2% of sales in the comparable period of 1995. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above.

Nine Months Ended November 30, 1996 and 1995

Net Sales
---------

Net sales for the nine months ended November 30, 1996 increased 8.5% to $142.4 million from $131.2 million in the comparable period in 1995.

Industrial Products: Net sales for the nine months ended November 30, 1996 increased 25.1% to $88.1 million from $70.3 million in the comparable period in 1995. The increase is primarily attributable to the Japanese market for liquid cylinders, increased investment in fabrication plants for semiconductors requiring electronic-grade tanks, and increased demand for liquid hydrogen tanks.

Distributed Products: Net sales for the nine months ended November 30, 1996 increased 4.7% to $33.5 million from $32.0 million in the comparable period in 1995. The increase is primarily attributable to increased restaurant CO\2\ sales offset by significant decreases in AURA panels sales. Sales of AURA panels were $1.2 million for the nine months and will be discontinued after March 31, 1997.

Medical Products: Net sales for the nine months ended November 30, 1996 decreased 28.0% to $20.8 million from $28.9 million in the comparable period in 1995. The decrease results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) decreased to 28.8% for the nine months ended November 30, 1996 from 29.5% in the comparable period in 1995.

Industrial Products: Gross margin increased to 24.2% for the nine months ended November 30, 1996 from 23.2% in the comparable period in 1995. The increase is attributable to reduced material costs and improved manufacturing efficiencies.

                                      (10)

Distributed Products: Gross margin increased to 38.9% for the nine months ended November 30, 1996 from 34.1% in the comparable period in 1995. The increase is primarily attributable to improved manufacturing efficiencies as a result of increased volumes for restaurant products, improved unit manufacturing costs for biological products, and decreased sales of AURA flat vacuum panels.

Medical Products: Gross margin decreased to 32.2% for the nine months ended November 30, 1996 from 34.8% in the comparable period in 1995. The increase is primarily attributable to lower volumes and a less profitable product mix.

Operating Income
----------------

Operating income decreased 15.9 % to $10.9 million or 7.6% of net sales for the nine months ended November 30, 1996 from $12.9 million or 9.9% of net sales in the comparable period in 1995. The decrease is primarily due to the expenses related to the recapitalization and the decline in Medical product sales. Adjusting for the recapitalization expenses, operating income would have increased 2.5% to $13.3 million.

Interest Expense
----------------

Interest expense was $12.5 million for the nine months ended November 30, 1996 and $12.1 million in the comparable period in 1995. The interest expense increase reflects somewhat higher average balances on the Company's line of credit.

Income Taxes
------------

The effective income tax rate was 40% for the nine months ended November 30, 1996 and 1995.

Net Income
----------

As a result of the above, net loss for the nine months ended November 30, 1996 was $978,000 compared to net income of $479,000 in the comparable period in 1995.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 9.2% to $17.8 million or 12.5% of sales for the nine months ended November 30, 1996 from $19.6 million or 14.9% of sales in the comparable period of 1995. The decrease in EBITDA is attributable to the factors noted in "Operating Income".



LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow provided by operating activities was $203,000 for the nine months ended November 30, 1996 compared to cash used of $8.4 million in the same period one year ago. This results from improved management of net operating assets.

Working capital was $38.6 million and $27.8 million at November 30, 1996 and February 29, 1996, respectively.

The Company invested $10.0 million in the nine months ended November 30, 1996 compared to $3.8 million in the same period in 1995. This results primarily from the company's expansion efforts in the Industrial division, new facilities in Burnsville, Minnesota and investment in the Company's operations located in China.

Cash provided by financing activities was $18.5 million compared to $11.1 million in the same period one year ago. This results primarily from the cash received in the preferred stock sale to MVE Investors, LLC, less the cash used to redeem common stock by MVE Holdings, Inc. and secondarily from higher borrowings under the revolving credit facility. The Company is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained.

                                      (11)

In connection with the change in ownership, the Company's management undertook a strategic review of all business units. The review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company has decided to revise their estimates on various medical and industrial product lines and to discontinue the Aura(R) product line. Accordingly, the Company will record a non-cash charge of approximately $18.8 million in the fourth quarter related to goodwill and inventory writedown.

                                      (12)

                          PART II.  OTHER INFORMATION



Item 6.
                        Exhibits and Reports on Form 8-K
                        --------------------------------

(a)  Exhibits

     The following exhibits are filed with this form 10-Q:

     27.1  Financial Data Schedule of MVE Holdings, Inc.
     27.2  Financial Data Schedule of MVE, Inc.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30,
     1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                              MVE HOLDINGS,  INC.



DATE: January 14, 1997              /s/ J. David O'Halloran
                                    ----------------------------------------
                                    J. David O'Halloran
                                    President and Chief Executive Officer
                                    (Principle Financial and Accounting Officer)


                                   MVE,  INC.



DATE: January 14, 1997              /s/ J. David O'Halloran
                                    ----------------------------------------
                                    J. David O'Halloran
                                    President and Chief Executive Officer
                                    (Principle Financial and Accounting Officer)

                                      (13)