Form 10-Q/A
period 1996-11-30
MVE HOLDINGS INC; MVE INC
filed 1997-01-24
CIK 930404, 930406

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q/A
                                Amendment No. 1
(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

       The purpose of this Amendment No. 1 to Form 10-Q is to amend comments made in Management's Discussion and Analysis relating to adjustments to operating income for recapitalization expenses.

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

                                      (9)

Operating Income
----------------

Operating income decreased 37.6% to $2.6 million or 5.4% of net sales for the three months ended November 30, 1996 from $4.1 million or 9.2% of net sales in the comparable period in 1995. The decrease is primarily due to the one time expenses related to the recapitalization with MVE Investors, LLC in August and the decline in Medical Products sales. Adjusting for the recapitalization expenses, operating income would have decreased 2.9% to $4.0 million.

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

Operating Income
----------------

Operating income decreased 15.9% to $10.9 million or 7.6% of net sales for the nine months ended November 30, 1996 from $12.9 million or 9.9% of net sales in the comparable period in 1995. The decrease is primarily due to the expenses related to the recapitalization and the decline in Medical product sales. Adjusting for the recapitalization expenses, operating income would have increased 12.4% to $14.5 million.

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



                              MVE HOLDINGS,  INC.



DATE: January 24, 1997              /s/ J. David O'Halloran
                                    ----------------------------------------
                                    J. David O'Halloran
                                    President and Chief Executive Officer
                                    (Principle Financial and Accounting Officer)


                                   MVE,  INC.



DATE: January 24, 1997              /s/ J. David O'Halloran
                                    ----------------------------------------
                                    J. David O'Halloran
                                    President and Chief Executive Officer
                                    (Principle Financial and Accounting Officer)

                                      (13)