Form 10-K
period 1996-12-31
MVE HOLDINGS INC; MVE INC
filed 1997-04-21
CIK 930404, 930406

                      SECURITIES AND EXCHANGE COMMISSION`
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 33-84262

              MVE HOLDINGS, INC.                                                   MVE, INC.
       (Exact name of co-registrant as                                  (Exact name of co-registrant as
           specified in its charter)                                        specified in its charter)
             Delaware                 41-1641718                   Delaware                        41-1396485
(State or other jurisdiction of    (I.R.S. employer       (State or other jurisdiction          (I.R.S. employer
       incorporation or           identification no.)         of incorporation or              identification no.)
         organization)                                           organization)

                        Two Appletree Square, Suite 100
                            8011 34th Avenue South
                             Bloomington, MN 55425
                   (Address of principal executive offices)

Registrants' telephone number, including area code:  (612) 853-9600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.  Yes.____   No.____

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. Not provided.

Aggregate market value of voting stock held by non-affiliates of the registrants: Not provided.

Number of shares of Common Stock outstanding as of March 1, 1997:  Not provided.

NOTE: The duty of each of MVE Holdings, Inc., a Delaware corporation ("Holdings") and MVE, Inc. also a Delaware corporation ("MVE"), to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been suspended. Holdings and MVE are voluntarily filing this annual report under cover of Form 10-K. Please be advised that this report does not inlcude all the information required to be included in an annual report on Form 10-K filed pursuant to Section 13 or 15(d) of the Exchange Act.

ITEM 1.   BUSINESS.
          --------

     MVE, Inc., a Delaware corporation (the "Company"), develops, manufactures, and distributes vacuum insulated containers and equipment used to transport and store liquid cryogens (gases that enter a liquid state at temperatures below - 80 degreesF), biological matter, and other substances. Substantially all of the products of the Company's three business segments are based on its vacuum insulation technology, which enables the Company to produce containers with extremely high insulation characteristics. MVE Holdings, Inc. ("Holdings") owns all of the outstanding capital stock of the Company.

     The Company owns all of the outstanding shares of Series A Participating Convertible Preferred Stock, $.01 par value per share, of CAIRE, Inc. (the "CAIRE Preferred Stock"), which comprises 91% of the outstanding shares of CAIRE capital stock. On a fully diluted basis, assuming conversion of the CAIRE Preferred Stock and exchange of a note held by a third party for CAIRE common stock, the Company would own 85% of the shares.

     The Company and Holdings have the same principal place of business, which is located at Two Appletree Square, Suite 100, 8011 34th Avenue South, Bloomington, Minnesota 55425-1636, telephone 612-853-9600.

     The Company has three business segments: Industrial Products, Medical Respiratory Products, and Distributed Products.

INDUSTRIAL PRODUCTS

     The Industrial Products business segment develops, manufactures, and markets cryogenic storage tanks and transportation equipment and provides related services to producers, distributors, and end users of liquid industrial gases (e.g., from the metals, electronics, pulp and paper, food processing, and chemical industries). This equipment is used to store and transport liquid industrial gases such as oxygen, nitrogen, argon, hydrogen, helium, and CO\\2\\. The cryogenic storage tanks and transportation equipment range in storage capacity from approximately 40 to 40,000 gallons.

     The Industrial Products business segment serves a wide variety of customers. Industrial gas producers, as a group, are the Company's largest source of revenue. These customers produce and distribute industrial gases and purchase the Company's products for their own use and for rent or resale to
third party distributors and end users.   Home healthcare companies, food
processing companies, and semiconductor manufacturers also represent a significant customer base for Industrial Products' direct sales.

      The Industrial Products business segment sells its products and services worldwide. The Company's competitors include a number of other companies, some of which are larger (in the aggregate) and have greater financial resources than the Company. The Company believes that competition is based primarily upon product design, dependability, and customer support and service.

MEDICAL RESPIRATORY PRODUCTS

     The Medical Respiratory Products business segment, which is operated through CAIRE, Inc., develops, manufactures, assembles, and markets a limited range of medical products, including liquid oxygen systems, ambulatory oxygen systems, and oxygen concentrators, all of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases ("COPD"), such as bronchitis, emphysema, and asthma. In addition, CAIRE manufactures nebulizers that are used for the oral, inhaled delivery of medication for a wide variety of respiratory ailments, particularly asthma. It also manufactures and markets patient information systems, consisting of both electronic hardware and software, that allow its customers to monitor system performance and patient compliance.

     Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators, or high pressure oxygen cylinders. Physicians can also prescribe the method. The three methods are currently believed to be therapeutically equivalent.

     The Company's primary competitors in the sale of liquid oxygen systems, oxygen concentrators, and nebulizers include a number of other companies, some of which are larger and have greater financial resources than the Company. The Company believes that competition for liquid oxygen systems and oxygen concentrators is based primarily upon product performance, reliability, ease-of-service, and price. The Company believes that competition in the nebulizer market is based primarily upon product pricing and reliability and focuses its marketing strategies on these considerations.

DISTRIBUTED PRODUCTS

     The Distributed Products business segment consists of three product lines: restaurant products, biological storage systems, and new applications.

Restaurant Products

     This product line consists primarily of vacuum-insulated, bulk liquid CO\\2\\ containers used for beverage carbonation in restaurants, convenience stores, and cinemas. The Company also manufactures and markets non-insulated bulk flavored syrup containers for side-by-side installation with its CO\\2\\ systems. The Company's beverage systems are sold to fast food franchisers, soft drink companies, and CO\\2\\ distributors.

     The Company's primary competitors for its bulk liquid CO\\2\\ beverage delivery systems are producers of high pressure gaseous CO\\2\\ systems and sellers of bulk liquid CO\\2\\ beverage systems, some of which are larger (in the aggregate) and have greater financial resources than the Company. The Company believes that competition for bulk liquid CO\\2\\ beverage systems is based primarily on service and price.

Biological Storage Systems

     This product line consists of vacuum insulated vessels used by the beef and dairy cattle breeding industry to transport frozen semen and embryos and vessels used to transport and store human organs, tissue samples, and other temperature-sensitive biological matter by hospitals, medical laboratories, and research facilities.

     These products are sold through laboratory product original equipment manufacturers ("OEMs"), laboratory products distributors, industrial gas distributors, and breeding service providers. Many of these distributors provide a single source for many different types of products to hospitals, medical laboratories, and research facilities.

     The Company's competitors for biological storage systems include a few companies inside and outside the United States, some of which are larger and have greater financial resources than the Company. Competition for biological storage systems is based primarily on product design, reliability, and price. Alternatives to vacuum insulated vessels include mechanical, electrically powered refrigeration for storage of biological matter.

New Applications

     This area of the Company's activity focuses on the development of new markets and new applications for the Company's existing and developing technologies. For example, a new application of the Company's vacuum insulation technology currently being pursued is insulated containers for liquid methane natural gas ("LNG"). The Company has developed and sells vacuum insulated containers for LNG storage and fueling systems for centrally fueled fleets of vehicles (such as fleets operated by metropolitan transportation authorities, refuse haulers, railroads, and utilities) powered by LNG. Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability, and price. Although there are alternatives to LNG fuel, the Company is not aware of any alternatives to vacuum insulated containers for LNG fueling and storage systems. The Company is also pursuing a number of other applications for its vacuum insulation technology and other related technologies.

SUPPLIES AND MATERIALS

     The Company's primary raw materials for its vacuum insulated containers are carbon, stainless, and nickel alloy steel. Aluminum is also a significant component of its biological products line. The Company is not dependent on any sole source for its supply of these materials. Certain major components of the Company's other products are purchased from a single source of supply, an interruption of which could cause a disruption of product availability; however, the Company believes that the strategic and operational advantages of working with certain key suppliers on a single source basis outweigh the risks of this dependence.

PATENTS AND TRADEMARKS

     The Company owns various domestic and foreign patents and trademarks. The registered processes and products were either purchased by the Company in connection with the acquisition of one of its businesses or developed by the Company through research and development activities.

REGULATION

     The Company is subject to a wide variety of federal, state, and local environmental laws and regulations ("Environmental Laws"), which continue to be adopted and amended. The Environmental Laws regulate, among other things: air and water emissions and discharges at the Company's manufacturing facilities; the safety and health of employees in the production areas of its manufacturing facilities; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste by the Company; the release of toxic substances, pollutants, and contaminants into the environment at properties owned or operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to a transfer or sale.

     To date, the costs of compliance with Environmental Laws have not had a material adverse effect on the financial condition or results of operations of the Company. It should be recognized, however, that a number of the Company's present and past facilities have been in operation for many years. Although future costs related to compliance with Environmental Laws could be significant, the Company does not believe that such costs will have a material adverse effect on the Company's financial condition or results of operations.

     The manufacturing and marketing of CAIRE's products are subject to regulation by the Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetic Act. These regulations subject manufacturers to certain controls to provide reasonable assurance of the safety and effectiveness of medical devices, including labeling requirements, registration with the FDA as a manufacturer, listing with the FDA of devices in commercial distribution, pre-market notification to the FDA of changes in a listed device or manner of production or of other devices proposed to be marketed, conformity to specified current "good manufacturing practices," and conformity to certain record keeping requirements. Similarly, many of the Company's vacuum insulated containers are made to conform to various pressure vessel design codes around the world including those of the Department of Transportation, American Society of Mechanical Engineers, ASTM, BS 5500, and A.D. Merkblatter.

ITEM 2.   PROPERTIES.
          ----------

Not provided.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

Not provided.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ---------------------------------------------------

Not provided.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS.
         -------

     Because there is no established public trading market for Holdings Common or Preferred Stock, there is no price information available for Holdings Common or Preferred Stock. As of March 1, 1997 there were nine stockholders of Holdings Common Stock, one stockholder of Holdings Preferred Class A Stock, and three stockholders of Holdings Preferred Class B Stock on record. Holdings owns all of the outstanding Common Stock of the Company. The agreement governing the Company's revolving credit facility and the indenture governing the Senior Secured Notes restrict the Company's ability to pay dividends to Holdings.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The following table sets forth selected consolidated financial data with respect to Holdings as of the dates and for the periods indicated. Since its formation, Holdings has engaged in no operations independent from those of the Company. As a result, the historical consolidated financial statements of Holdings and the Company are substantially the same. The financial data set forth below should be read in conjunction with the historical consolidated financial statements and related notes thereto of Holdings and the Company, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                                               Holdings
                                          -----------------------------------------------------------------------------------------
                                                                            Fiscal Year Ended
                                          -----------------------------------------------------------------------------------------
                                            FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,         FEBRUARY 29,  DECEMBER 31,
                                              1993(1)          1994(2)(6)        1995(3)(6)            1996(6)     1996(4)(5)(6)
                                          ----------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.........................              $100,113          $116,353          $146,480             $179,220       $155,746
Cost of sales.....................                73,354            80,042           100,394              128,196        113,875
                                               ---------          --------          --------             --------       --------
Gross profit......................                26,759            36,311            46,086               51,024         41,871
Selling, general and
 administrative expenses..........                15,613            17,359            20,500               22,169         24,765
Research and development..........                 1,284             2,827             2,792                4,718          3,578
Amortization and other
 nonrecurring expense.............                10,204             6,455             4,915                5,463         26,595
                                               ---------          --------          --------             --------       --------
Operating income (loss)...........                  (342)            9,670            17,879               18,664        (13,067)
Interest expense..................                10,021             9,930             9,878               16,305         13,742
                                               ---------          --------          --------             --------       --------
Income (loss) before income tax
 provision (benefit) , minority
  interest, and extraordinary item               (10,363)             (260)            8,001                2,359        (26,809)
Income tax provision (benefit)....                  (575)           (1,431)            3,112                1,673         (3,197)
                                               ---------          --------          --------             --------       --------
Income (loss) before minority
 interest and extraordinary item..                (9,788)            1,171             4,889                  686        (23,612)
Minority interest in net income
 (loss)...........................                                      26              (172)                   5           (949)
                                               ---------          --------          --------             --------       --------
Income (loss) before
 extraordinary item...............              $  9,788          $  1,197          $  5,061             $    691       $(22,663)
Extraordinary loss................                                                    (1,307)
                                               ---------          --------          --------             --------       --------
Net income (loss).................              $ (9,788)         $  1,197          $  3,754             $    691       $(22,663)
                                               =========          ========          ========             ========       ========
Net income (loss) per common share              $ (18.37)         $ (12.79)             4.80                 1.35       $(129.13)
                                               =========          ========          ========             ========       ========
OTHER DATA:
Gross margin......................                  26.7%             31.2%             31.5%                28.5%          26.9%
EBITDA............................              $  8,885          $ 18,676          $ 25,981             $ 27,619       $ (4,327)
EBITDA Margin.....................                   8.9%             16.1%             17.7%                15.4%          (2.8)%
Depreciation and amortization.....              $  9,227          $  8,980          $  7,930             $  8,950       $  7,791
Capital expenditures..............              $    948          $  1,838          $  7,594             $  8,384       $ 12,414

CONSOLIDATED BALANCE SHEET DATA
 (END OF PERIOD):
Total assets......................              $ 96,566          $103,195          $118,819     $        133,888       $142,176
Current assets....................                33,747            36,723            48,149               62,518         76,623
Long-term debt, net of current
 maturities.......................                83,876            73,824           119,952              131,024        143,009
Holdings Preferred Stock..........                15,797            15,797                                                53,331

_________________________

(1) Operating loss for Fiscal 1993 is net of a $3,658 restructuring charge related primarily to closure of the Company's Delphi, Indiana facility.

(2) The Holdings Preferred Stock issued as of February 28, 1994 was redeemed in Fiscal 1995

(3) The extraordinary loss in 1995 of $1,307 is due to losses realized upon extinguishment of debt, net of an income tax benefit of $871.

(4)  Ten months ended December 31, 1996.

(5) Operating loss for the ten months ended December 31, 1996 included non recurring charges of $22.0 million relating to the reevaluation of certain business units and product lines including $3.5 million relating to the recapitalization of Holdings in August 1996.

(6)  EBITDA has been adjusted to include minority interest in net income (loss).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION.
         ------------


SUMMARY
-------

During 1989, Holdings was formed to acquire the Company. Since that time, Holdings has followed a strategy of acquiring complementary businesses, internal sales growth and alignment with key customers through long-term sourcing agreements.

Holdings develops, manufactures, markets and sells products which are grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO\\2\\ containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter and insulated storage of liquid natural gas. Medical products include a broad range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

Holdings' sales are sensitive to changes in the economy and government. Vacuum insulated cryogenic tanks, particularly in the industrial market, represent capital expenditures for Holdings' major customers. Sales to the medical industry are strongly dependent on healthcare reimbursement policies. Sales of bulk liquid CO\\2\\ beverage systems depend on growth in the restaurant and fast food industries and the extent and timing of such industries' change from high pressure gaseous CO\\2\\ systems to bulk liquid CO\\2\\ systems.


RESULTS OF OPERATIONS
---------------------

Ten Months Ended December 31, 1996 and 1995

NET SALES

Net sales for the ten months ended December 31, 1996 increased 8.0% to $155.7 million from $144.2 million for the ten months ended December 31, 1995.

Industrial Products: Net sales for the ten months ended December 31, 1996 increased 24.4% to $96.5 million from $77.6 million for the ten months ended December 31, 1995. The increase is primarily attributable to sales to the Japanese market of liquid cylinders, and increased demand for electronic-grade and liquid hydrogen tanks.

Distributed Products: Net sales for the ten months ended December 31, 1996 increased 4.8% to $36.8 million from $35.1 million for the ten months ended December 31, 1995. The increase is primarily attributable to increased restaurant CO\\2\\ sales, offset by significant decreases in AURA panel sales.

Sales of AURA panels were $949,000 and $4.4 million in the ten months ended December 31, 1996 and 1995, respectively, and will be discontinued after March 31, 1997.

Medical Products: Net sales for the ten months ended December 31, 1996 decreased 28.6% to $22.5 million from $31.5 million for the ten months ended December 31, 1995. The decrease is primarily attributable to continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) decreased to 26.9% for the ten months ended December 31, 1996 from 28.2% for the ten months ended December 31, 1995.

Industrial Products: Gross margin increased to 23.4% for the ten months ended December 31, 1996 from 23.3% for the ten months ended December 31, 1995. The increase was primarily attributable to reduced material costs and improved manufacturing efficiencies offset by increased discounts and allowances.

Distributed Products: Gross margin increased to 37.6% for the ten months ended December 31, 1996 from 34.4% for the ten months ended December 31, 1995. The increase is primarily attributable to improved manufacturing efficiencies as a result of increased volumes for restaurant products, improved unit manufacturing costs for biological products, and decreased sales of AURA flat vacuum panels.

Medical Products: Gross margin decreased to 24.5% for the ten months ended December 31, 1996 from 33.6% for the ten months ended December 31, 1995. The decrease is primarily attributable to lower volumes, increased levels of obsolete and excess inventories, and a less profitable product mix.

OPERATING EXPENSES

Operating expenses for the ten months ended December 31, 1996 were $54.9 million compared to $28.6 million for the ten months ended December 31, 1995. The increase in operating expenses is primarily attributable to one-time, primarily non-cash charges of $22.0 million in 1996, including expenses of $3.5 million relating to the recapitalization of Holdings in August 1996.

In connection with the change of ownership of Holdings in August 1996, management, at the direction of Holdings Board of Directors, undertook a strategic review of all business units. This review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company revised various estimates used in the valuation of assets and liabilities, related to various medical and industrial product lines, and discontinued its AURA product line. One-time charges of $22 million were taken in the ten months ended December 31, 1996 as a direct result of this review and the recapitalization (see Note 10 to the Financial Statements).

After adjusting for one-time charges, including recapitalization expenses, operating expenses for the ten months ended December 31, 1996 increased $4.4 million from the same period one year ago.

OPERATING INCOME

Operating loss was $13.1 million for the ten months ended December 31, 1996 compared to income of $12.1 million for the ten months ended December 31, 1995. The decrease in operating income is primarily attributable to nonrecurring expenses (see Note 10 of the Financial Statements), the recapitalization of Holdings in August 1996 and the decline in Medical product sales. Adjusting for the nonrecurring and recapitalization expenses, operating income would have decreased 26.4% to $8.9 million.

INTEREST EXPENSE

Interest expense was $13.9 for the ten months ended December 31, 1996 compared to $13.5 million in the ten months ended December 31, 1995.

INCOME TAXES

The benefit from income taxes was $3.2 million for the ten months ended December 31, 1996 compared to a provision of $190,000 for the ten months ended December 31, 1995. The decrease is attributable to the decrease in pre-tax income. The effective tax rate for the ten months ended December 31, 1996 and 1995 was different from the statutory rate as a result of various permanent differences (see Note 6 to the Financial Statements).

NET INCOME

Net loss before preferred dividends for the ten months ended December 31, 1996 was $22.6 million compared to a net loss of $1.6 million for the ten months ended December 31, 1995.


EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) was a loss of $4.3 million for the ten months ended December 31, 1996 compared to income of $19.5 million or 13.5% of net sales for the ten months ended December 31, 1995. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above. Adjusting for nonrecurring expenses of $22.0 million including expenses relating to the recapitalization of Holdings in August 1996, EBITDA for the ten months ended December 31, 1996 was $17.7 million.

Twelve months ended February 29, 1996 and February 28, 1995

NET SALES

Net sales for Fiscal 1996 increased 22.3% to $179.2 million from $146.5 million for Fiscal 1995.

Industrial Products: Net sales for Fiscal 1996 increased 38.7% to $95.3 million from $68.7 million for Fiscal 1995. The increase is primarily attributable to sales of cryogenic tanks specifically designed for use in cylinder filling operations and storing large quantities of C0\\2\\ and to international sales arising from growth in the Asia-Pacific and European markets.

Distributed Products: Net sales for Fiscal 1996 increased 41.0% to $47.1 million from $33.4 million in Fiscal 1995. The increase is primarily attributable to enhanced effectiveness of the Company's Restaurant and Biological products sales and distribution network, to higher sales in Europe, and to increased sales of LNG products, Restaurant and Biological products, and AURA/(R)/ flat vacuum panels.

Medical Products: Net sales for Fiscal 1996 decreased 17.1% to $36.8 million from $44.4 million for Fiscal 1995. The decrease is primarily attributable to the merger of Homedco and Abbey Medical into Apria which slowed orders to consolidate their combined inventory and market uncertainty over potentially reduced levels of oxygen reimbursement.

GROSS MARGIN

Gross margin decreased to 28.5% for Fiscal 1996 from 31.5% for fiscal 1995.

Industrial Products: Gross margin decreased to 23.4% for Fiscal 1996 from 25.5% for Fiscal 1995. The decrease primarily resulted from a higher proportion of sales to industrial gas producers versus distributors and end users, higher alloy steel costs that were not offset by increases in sales contract price adjustments and lower productivity associated with the Company's expansion efforts.

Distributed Products: Gross margin decreased to 36.2% for Fiscal 1996 from 38.4% for Fiscal 1995. The decrease is primarily attributable to price increases in aluminum used to manufacture certain biological storage products not passed on to the Company's customers and the effect of increased sales of AURA/(R)/ flat vacuum panels that have a significantly lower gross margin than the other products in this segment.

Medical Products: Gross margin increased to 32.8% for Fiscal 1996 from 30.2% for Fiscal 1995. The increase is primarily attributable to a decline in sales to Apria.


OPERATING INCOME

Operating income increased 4.5% to $18.7 million or 10.4% of net sales for Fiscal 1996 from $17.9 million or 12.2% of net sales for Fiscal 1995. The increase is primarily due to the increase in net sales, offset by the decrease in gross margins described above and the increase in research and development expense associated with Aura flat vacuum panels.

INTEREST EXPENSE

Interest expense was $16.3 and $9.9 million for Fiscal 1996 and 1995, respectively. The increase in interest expense in Fiscal 1996 is primarily attributable to the interest on the Senior Secured Notes, which were issued at the close of Fiscal 1995.

INCOME TAXES

The provision for income taxes was $1.7 million for Fiscal 1996 as compared to a provision of $3.1 million for Fiscal 1995. The decrease is attributable to the decrease in pre-tax income. The effective tax rate went from 38% in Fiscal 1995 to 71% in Fiscal 1996 primarily due to a greater proportion of non-deductible amortization expense in Fiscal 1996.

NET INCOME

As a result of the above, net income decreased to $.7 million in Fiscal 1996 from $3.8 million, or $5.1 million before the extraordinary loss from the early extinguishment of debt, in Fiscal 1995.

EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) increased 6.2% to $27.6 million or 15.4% of net sales for Fiscal 1996 from $26.0 million or 17.7% of net sales in Fiscal 1995. The increase in Adjusted EBITDA is attributable to the factors noted in "Operating Income" above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

Cash flow provided by or (used in) operating activities was approximately $8.4 million, $(1.5) million, and $8.4 million for the ten months ended December 31, 1996, Fiscal 1996 and Fiscal 1995, respectively. The key factors affecting cash flow from operating activities in the ten months ended December 31, 1996 were changes in net income and increases in current assets (primarily receivable and inventory) due to increases in sales and orders, and decreases in payables relative to purchasing volume.

Working capital was $29.9 million, $27.8 million and $16.2 million, respectively at December 31, 1996, February 29, 1996, and February 28, 1995.

CASH FLOW FROM INVESTING ACTIVITIES

For the ten months ended December 31, 1996, Fiscal 1996 and Fiscal 1995, Holdings had approximately $9.8 million, $8.4 million and $7.6 million in capital expenditures, respectively. For the ten months ended December 31, 1996, Holdings invested $2.6 million in non-cash capital expenditures. The expenditures in the ten months ended December 31, 1996 were primarily due to the expansion of the Company's New Prague operations, the construction of the Caire facility, and normal equipment acquisition and replacement. The expenditures in Fiscal 1996 and 1995 include replacement equipment for existing manufacturing processes, tooling for new products and capital expenditures related to the AURA flat vacuum panel project.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow provided by (used in) financing activities was approximately $10.6 million, $10.9 million and ($0.4) million in the ten months ended December 31, 1996, Fiscal 1996, and Fiscal 1995, respectively. Cash flow from investing activities during the ten months ended December 31, 1996 was primarily attributable to the recapitalization of Holdings in August 1996 described below. The increase in Fiscal 1996 resulted primarily from borrowings, net of repayments under the Company's credit facilities. Fiscal 1995 cash used in financing activities included the effect of the refinancing plan described below.

In February 1995, Holdings consummated a refinancing plan which included the issuance of $112 million of Senior Secured Notes and acquiring a $20 million revolving credit facility. As part of the issuance of $112 million of Senior Secured Notes, Holdings issued 112,000 Warrants to purchase shares of Holdings Common Stock, each Warrant allowing the holder to purchase 0.24 shares of Holdings Common Stock for $0.01 per share. The proceeds from this refinancing plan were used to redeem all outstanding shares of Holdings Preferred Stock, all outstanding redeemable common stock warrants and to retire certain outstanding debt of the Company. As part of this refinancing, Holdings recognized an extraordinary loss of $1.3 million, net of a tax benefit of $.9 million.

The agreement governing the revolving credit facility expires in February 1998 and contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and maintain certain specific levels of net income. The indenture governing the Senior Secured Notes, as amended in connection with the recapitalization of Holdings in August 1996, also imposes limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon its future operating performance and financial results, which will be subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control. The Company was in compliance or had obtained waivers for all covenants included in the agreement governing the revolving credit facility and the indenture as of December 31, 1996.

On August 28, 1996, MVE Investors, LLC purchased 4,700 shares of Holdings 12.5% Class A Cumulative Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47 million. Holdings used the proceeds of this transaction to redeem a substantial portion of certain shareholders' Common Stock. MVE Investors, LLC's shares of Class A Preferred Stock are immediately convertible into 374,633 shares of Holdings Common Stock, or approximately 67.4% of the Common Stock on a fully diluted basis.

In exchange for 66,406 shares of Common Stock held by certain shareholders, Holdings issued 833 shares of 10% Class B Preferred Stock. Additionally, Holdings purchased, for cash, 79% of its outstanding Warrants for $30.10944 per warrant. At March 1, 1997, Holdings has 23,722 warrants outstanding convertible into 5,693 shares of Holdings' Common Stock.

Holdings accrued, but did not declare or pay, dividends of $2.3 million to the holders of Holdings Preferred Stock during the ten months ended December 31, 1996. Holdings paid cash dividends of $1.3 million to the holders of Holdings Preferred Stock during Fiscal 1995. Holdings Preferred Stock in existence during Fiscal 1995 was redeemed in February 1995 pursuant to the refinancing plan discussed above.

To the extent that operating cash flows are insufficient to repay borrowings under the Senior Secured Notes, the revolving credit agreement and the IRB financing at their respective maturities, the Company expects that it will be required to refinance all or substantially all of the Senior Secured Notes, the revolving credit agreement and the IRB financing or sell equity or assets to fund the repayment of all or substantially all of the Senior Secured Notes, the revolving credit and the IRB financing at or prior to their respective maturities, or effect a combination of the foregoing; however, there can be no assurance that the Company would be able to refinance such indebtedness.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     See Appendix A.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

On January 17, 1997, MVE Holdings, Inc. ("Holdings") and MVE, Inc. (the "Company") terminated the services of Arthur Andersen LLP as their principal accountant and engaged Deloitte & Touche LLP as their principal accountant to audit their financial statements for the ten months year ending December 31, 1996. The decision to change accountants was approved by the Boards of Directors of Holdings and the Company.

In connection with the audits of the fiscal years ended February 29, 1996 and February 28, 1995, and in the subsequent interim period through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Arthur Andersen LLP's report on the consolidated financial statements as of and for the years ended February 29, 1996 and February 28, 1995, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.
          ---------------------------------------------------

Not provided.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

Not provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          ----------

Not provided.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

Not provided.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------

          Documents
          ---------

               (i)    Financial Statements - See Appendix A
               (ii)   Financial Statement Schedules - See Appendix A
               (iii)  Not provided



          Reports on Form 8-K
          -------------------

               Form 8-K was filed on April 22, 1996, reporting that MVE Holdings, Inc. entered into a binding letter of intent concerning the issuance and sale by Holdings of preferred stock to an investment firm (MVE Investors, LLC) led by A.C. Israel Capital Co., LTD. and American Securities Capital Partners, LP.

               Form 8-K was filed on January 24, 1997, reporting a change in the Registrant's certifying accountant and fiscal year.

                           FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Report of Deloitte & Touche LLP, Independent Public Accountants on MVE Holdings, Inc. and Subsidiaries

MVE Holdings, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1996 and February 29, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Operations for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996, and February 28, 1995

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996 and February 28, 1995

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1996, and Years Ended February 28, 1996, and February 28, 1995

Notes to MVE Holdings, Inc. and Subsidiaries Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Public Accountants on MVE, Inc. and Subsidiaries

MVE, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1996 and February 29, 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Operations for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996 And February 28, 1995

MVE, Inc. and Subsidiaries Consolidated Statements of Stockholder's Equity (Deficit) for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996, and February 28, 1995

MVE, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996, and February 28, 1995

Notes to MVE, Inc. and Subsidiaries Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Public Accounts on CAIRE, INC.

CAIRE, INC. Balance Sheets as of December 31, 1996 and February 29, 1996

CAIRE, INC. Statements of Operations for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996 and February 28, 1995

CAIRE, INC. Statements of Stockholders' Equity for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996 and February 28, 1995

CAIRE, INC. Statements of Cash Flows for the Ten Months Ended December 31, 1996, and Years Ended February 29, 1996 and February 28, 1995

Notes to CAIRE, INC. Financial Statements

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MVE Holdings, Inc.

We have audited the accompanying consolidated balance sheet of MVE Holdings, Inc. and subsidiaries (Holdings) as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the ten months then ended. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Holdings for the years ended February 29, 1996 and February 28, 1995 were audited by other auditors whose report, dated April 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements for the ten months ended December 31, 1996, present fairly, in all material respects, the financial position of Holdings as of December 31, 1996, and the results of its operations and its cash flows for the ten months then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
March 21, 1997

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                                                                                           December 31,          February 29,
                                                                                               1996                  1996
                                                                                           -----------           -----------
                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $ 10,505              $  1,306
    Accounts receivable, net of allowance for doubtful accounts                                 26,958                30,877
    Inventories                                                                                 28,091                24,428
    Prepaid expenses                                                                             1,227                   783
    Income tax refund receivable                                                                 3,102                   730
    Deferred income taxes                                                                        6,740                 4,394
                                                                                              --------              --------
                 Total current assets                                                           76,623                62,518

PROPERTY, PLANT AND EQUIPMENT                                                                   42,388                36,340
   Less-Accumulated depreciation and amortization                                              (15,376)              (14,064)
                                                                                              --------              --------
                 Net property, plant and equipment                                              27,012                22,276

GOODWILL, net                                                                                   26,001                39,259

OTHER ASSETS, net                                                                               12,540                 9,835
                                                                                              --------              --------
                 Total assets                                                                 $142,176              $133,888
                                                                                              ========              ========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                       $  3,633              $  2,142
   Accounts payable                                                                             18,090                18,368
   Accrued expenses and other liabilities                                                       24,988                14,205
                                                                                              --------              --------
                 Total current liabilities                                                      46,711                34,715
LONG-TERM DEBT, net of current maturities                                                      143,009               131,024
DEFERRED INCOME TAXES                                                                            1,887                 2,470
OTHER NONCURRENT LIABILITIES                                                                     4,159                 2,509
                                                                                              --------              --------
                 Total liabilities                                                             195,766               170,718

MINORITY INTEREST                                                                                  320                   961
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                                                 47,000
SERIES B REDEEMABLE PREFERRED STOCK                                                              8,331


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Notes receivable from shareholders                                                           (2,000)
   Common stock, no par value, stated value $.01 per share, 1,500,000 shares authorized;
     175,502 and 510,000 shares issued and outstanding, respectively                                 2                     5

   Additional paid-in deficit                                                                     (449)                 (449)
   Common stock warrants                                                                           168                   770
   Accumulated deficit                                                                        (106,962)              (38,117)
                                                                                              --------              --------
                 Total stockholders' deficit                                                  (109,241)              (37,791)
                                                                                              --------              --------
                 Total liabilities and stockholders' deficit                                  $142,176              $133,888
                                                                                              ========              ========


      The accompanying notes are an integral part of these consolidated balance sheets.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

  For the Ten Months Ended December 31, 1996, and the Years Ended February 29,
                           1996 and February 28, 1995

                                 (In Thousands)


                                          December 31,      February 29,  February 28,
                                              1996               1996          1996
                                          ------------      ------------  ------------
 NET SALES                                  $155,746          $179,220       $146,480

 COST OF SALES                               113,875           128,196        100,394
                                          ------------      ------------  ------------
      Gross profit                            41,871            51,024         46,086

 OPERATING EXPENSES:
    Selling and marketing                      9,855            11,039          9,747
    General and administrative                14,910            11,130         10,753
    Research and development                   3,578             4,718          2,792
    Amortization                               4,623             5,463          4,915
    Other expenses (Note 10)                  21,972
                                          ------------      ------------  ------------
      Total operating expenses                54,938            32,350         28,207
                                          ------------      ------------  ------------
      Operating income (loss)                (13,067)           18,674         17,879

 INTEREST INCOME                                (145)              (47)
 INTEREST EXPENSE                             13,887            16,352          9,878
                                          ------------      ------------  ------------

      Income (loss) before income tax
       provision (benefit), minority         (26,809)            2,369          8,001
       interest and extraordinary item

 INCOME TAX PROVISION (BENEFIT)               (3,197)            1,673          3,112
                                          ------------      ------------  ------------
      Income (loss) before minority
      interest and extraordinary item        (23,612)              696          4,889

 MINORITY INTEREST IN NET INCOME (LOSS)         (949)                5           (172)
                                          ------------      ------------  ------------
      Income (loss) before extraordinary
       item                                  (22,663)              691          5,061

 EXTRAORDINARY ITEM (Note 5):
  Loss on extinguishment of debt,
   net of income tax benefit of $871                                           (1,307)
                                          ------------      ------------  ------------

      Net income (loss)                      (22,663)              691          3,754

 PREFERRED STOCK DIVIDENDS                    (2,251)                          (1,304)
                                          ------------      ------------  ------------
 NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS                              $(24,914)         $    691       $  2,450
                                          ============      ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES


               Consolidated Statements of Stockholders' Deficit

 For the Ten Months Ended December 31, 1996, and the Years Ended February 29,
                          1996 and February 28, 1995

                                (In Thousands)



                                   Notes
                                Receivable
                                   From        Common Stock    Additional    Common   Accumu-     Total
                                  Share-     ---------------    Paid-In       Stock   lated       Stockholders'
                                  holders    Shares   Amount    Deficit     Warrants  Deficit     Deficit
                                ----------   ------   ------   ----------   --------  ----------  -------------
BALANCE, February 28, 1994                      510       $5        $(449)             $ (32,709)     $ (33,153)

Preferred stock dividend                                                                  (1,304)        (1,304)

Retirement of preferred stock
and warrants                                                                              (8,549)        (8,549)

Issuance of common stock                                                        $770                        770
warrants

Net income                                                                                 3,754          3,754
                                ----------   ------   ------   ----------   --------   ---------      ---------

BALANCE, February 28, 1995                      510        5         (449)       770     (38,808)       (38,482)

Net income                                                                                   691            691
                                -------      ------   ------    ---------    -------   ---------      ---------

BALANCE, February 29, 1996                      510        5         (449)       770     (38,117)       (37,791)

Notes receivable from
shareholders                    $(2,000)                                                                 (2,000)

Preferred stock dividend                                                                  (2,251)        (2,251)

Purchase of common stock
warrants                                                                        (602)     (2,036)        (2,638)

Purchase of treasury stock                     (268)      (2)                            (33,636)       (33,638)

Exchange of preferred  stock                    (66)      (1)                             (8,330)        (8,331)

Other                                                                                         71             71

Net loss                                                                                 (22,663)       (22,663)
                                -------      ------   ------   ----------   --------   ---------      ---------

BALANCE, December 31, 1996      $(2,000)        176       $2        $(449)      $168   $(106,962)     $(109,241)
                                =======      ======   ======    =========   ========   =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

 For the Ten Months Ended December 31, 1996, and the Years Ended February 29,
                          1996 and February 28, 1995

                                (In Thousands)

                                                                December 31,       February 29,       February 28,
                                                                    1996               1996               1995
                                                                ------------       ------------       ------------
OPERATING ACTIVITIES:
   Net (loss) income before extraordinary item and
    preferred stock dividends                                     $ (22,663)          $     691         $  5,061
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities-
    Depreciation and amortization                                     7,791               8,950            7,930
   Extraordinary loss on extinguishment of debt                                                           (1,307)
   Minority interest                                                   (949)                  5             (172)
   Interest on exchangeable debt                                        274                 329              329
   Deferred income tax benefit                                       (2,929)               (478)            (272)
   Gain on sale of assets, net                                                             (323)             (10)
   Loss on write-off of assets                                        2,768
   Loss on write-off of goodwill                                     10,824
   Loss on debt forgiveness                                           3,722
   Changes in other non-current liabilities                           2,114
   Changes in operating assets and liabilities (Note 3)               7,419             (10,685)          (3,110)
                                                                  ---------           ---------         --------
             Net cash provided by (used in) operating
              activities                                              8,371              (1,511)           8,449

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                   (9,783)             (8,384)          (7,594)
   Proceeds from sale of assets                                         107               3,011               10
   Decrease (increase) in other assets                                 (750)             (3,954)             522
   Cash acquired from acquisitions                                      687
                                                                  ---------           ---------         --------
             Net cash used in investing activities                   (9,739)             (9,327)          (7,062)

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                       174,266             197,201            9,052
   Repayments under revolving credit facility                      (174,121)           (191,771)         (18,056)
   Repayment of long-term debt                                       (2,489)             (3,228)         (65,235)
   Borrowings of long-term debt                                       4,680               8,299
   Repayment of warrants                                                                                 (14,452)
   Repayment of preferred stock                                                                          (17,333)
   Proceeds from preferred stock sale                                47,000
   Purchase of treasury stock                                       (33,638)
   Purchase of common stock warrants                                 (2,638)
   Notes receivable from shareholders                                (2,000)
   Issuance of senior secured notes and warrants,
     net of $5,056 of debt issuance costs                                                                106,944
   Dividends paid                                                                                         (1,304)
   Changes in other noncurrent assets and liabilities                  (493)                419
                                                                  ---------           ---------         --------
             Net cash provided by (used in) financing
              activities                                             10,567              10,920             (384)
                                                                  ---------           ---------         --------
             Net increase in cash and cash equivalents                9,199                  82            1,003

CASH AND CASH EQUIVALENTS, beginning of year                          1,306               1,224              221
                                                                  ---------           ---------         --------
CASH AND CASH EQUIVALENTS, end of year                            $  10,505           $   1,306         $  1,224
                                                                  =========           =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                         $   9,037           $  15,846         $  9,256
                                                                  =========           =========         ========
   Cash paid during the year for income taxes                     $   1,626           $   3,306         $  1,531
                                                                  =========           =========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

For the Ten Months Ended December 31, 1996 and the Years Ended February 29, 1996
                             and February 28, 1995

           (In Thousands, Except Share, Warrant and Per Share Data)


1.   Organization and Summary of Significant Accounting Policies:

Principles of Consolidation and Business

The consolidated financial statements include the accounts of MVE Holdings, Inc. and its wholly owned subsidiaries, MVE, Inc. and MVE, Inc.'s subsidiaries and CAIRE, INC. (see Note 4). All intercompany balances and transactions have been eliminated in consolidation. MVE Holdings, Inc. and its subsidiaries are collectively referred to as Holdings or the Company. Holdings develops, manufactures, markets and sells products which are grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO\\2\\ containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as plant depreciable lives, tax provisions and reserves, uncollectible accounts receivable and warranty liabilities. As better information becomes available or accrual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash and Cash Equivalents

Holdings considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost which approximates fair value. Accounts payable include issued checks, which have not yet cleared Holdings' bank, totaling $1,030 at December 31, 1996 and $1,472 at February 29, 1996.

Receivables

Allowance for doubtful accounts consisted of the following for the ten months ended December 31, 1996 and for the years ended February 29, 1996 and February 28, 1995:

                                       Additions:    Write-offs,
                         Beginning     Charged to      net of        Ending
                          Balance       Expense      Recoveries      Balance
                         ---------     ----------    -----------     -------
February 28, 1995             $553           $253        $ (37)         $769
February 29, 1996              769            221         (315)          675
December 31, 1996              675            168           45           888

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Holdings uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                                             December 31,        February 29,
                                                                 1996                1996
                                                             ------------        ------------
        Inventories at cost:
          Purchased materials and subassemblies                  $15,662            $13,451
          Work in process                                          6,591              4,404
          Finished goods                                           5,838              6,573
                                                             ------------        ------------
                                                                 $28,091            $24,428
                                                             ============        ============

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost while maintenance and repair expenditures are charged to operations as incurred. Depreciation is calculated principally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

                                                                           Years
                                                                           -----
          Buildings and improvements                                       10-30
          Machinery and equipment                                           3-8
          Furniture, fixtures and office equipment                          3-8

Property, plant and equipment consisted of:

                                                              December 31,       February 29,
                                                                  1996               1995
                                                              ------------       ------------
          Land                                                  $  2,058           $  1,390
          Buildings and improvements                              11,122              7,419
          Machinery and equipment                                 16,882             17,263
          Furniture, fixtures and office equipment                 7,118              5,559
          Construction in progress                                 5,208              4,709
                                                              ------------       ------------
                                                                  42,388             36,340
          Less - accumulated depreciation and amortization       (15,376)           (14,064)
                                                              ------------       ------------
          Net property, plant and equipment                     $ 27,012           $ 22,276
                                                              ============       ============

Other Assets

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 3 to 12 years. Accumulated amortization was $8,830 at December 31, 1996 and $7,635 at February 29, 1996. Other assets consist of the following:

                                            December 31,  February 29,
                                             1996, Net     1996, Net
                                            ------------  -----------
     Deferred financing costs                   $ 4,030        $4,471
     Patents, trademarks and product lines          657           791
     Noncompete agreement                         6,048
     Other                                        1,805         4,573
                                            ------------  -----------

                                                $12,540        $9,835
                                            ============  ===========

Revenue Recognition

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at Holdings' facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance, and revenue is recognized at that time.

For the ten months ended December 31, 1996, one of Holdings' customers represented approximately 15% of Holdings' net sales. For the year ended February 29, 1996, no single customer exceeded 10% of Holdings' sales.

Research and Development Costs

Holdings' policy is to charge all research and development costs to expense in the period incurred.

Warranty Costs

Holdings warrants most of its products against defects in materials and workmanship under normal use and service for periods extending to five years. Warranty costs have not been material and Holdings accrues estimated costs of warranty obligations at the time of sale.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disclosure About Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of the long-term debt obligations approximates carrying value based on the maturity and security of the related obligations.

Long-Lived Assets and Goodwill

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $14,487 at December 31, 1996 and $21,129 at February 29, 1996 (see Note 10).

Incentive Stock Option Plan

On March 25, 1996, the Board of Directors approved an incentive stock option plan which grants 66,800 options to certain key employees and officers of Holdings. The plan vests over a seven-year period, with accelerated vesting upon achievement of certain operational objectives and other specified events.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the presentation used in the ten months ended December 31, 1996. These reclassifications had no effect on Holdings' financial position or results of operations.

Change in Fiscal Year

On January 17, 1997, the Board of Directors of Holdings and MVE adopted a resolution to change the fiscal year of the Company from the last day in February to a calendar year. The change in fiscal year is effective for the fiscal year ended December 31, 1996.

2.  Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consists of the following:


                                                 December 31,   February 29,
                                                     1996          1996
                                                 ------------   ------------

     Employee compensation and payroll              $ 4,924       $ 3,453
      taxes
     Income taxes                                     1,732         1,252
     Warranty                                         1,909         1,652
     Accrued pension cost                             1,741         1,655
     Accrued interest                                 5,366           612
     Insurance                                        1,967         2,446
     Deposits and rebates                             4,185         1,568
     Accrued freight                                    567
     Other                                            2,597         1,567
                                                    -------       -------
                                                    $24,988       $14,205
                                                    =======       =======

3.  Supplemental Cash Flow Information:

Changes in operating assets and liabilities were as follows:


                                                  December 31,      February 29,      February 28,
                                                     1996               1996              1995
                                                  ------------      ------------      ------------
     Accounts receivable                             $ 4,479          $ (7,025)          $(9,508)
     Inventories                                      (2,700)           (6,684)           (1,361)
     Prepaid expenses and other                         (329)               56              (140)
     Income tax refund receivable                     (2,372)                                461
     Accounts payable                                 (1,245)            4,176             1,700
     Accrued expenses and other liabilities            9,586            (1,208)            5,738
                                                     -------          --------           -------
                                                     $ 7,419          $(10,685)          $(3,110)
                                                     =======          ========           =======

Noncash Investing and Financing Activities

The Company entered into a non-compete agreement in 1996 for a total of $6,257 with a shareholder of the Company.

Several lease obligations of $2,131 were incurred when the Company entered into leases for new equipment and furniture.

The Company purchased a building for $500 in exchange for long-term debt.

In exchange for 66,406 shares of Common Stock, the Company issued 833 shares of 10% Class B Preferred Stock, each share having a liquidation preference of $10,000 plus accrued and unpaid dividends.

The Company acquired two companies in 1996 with purchase prices of $1,300 and $600. The acquisitions were not significant to the consolidated financial statements.

4. Acquisition:

    Effective July 30, 1993, CAIRE INC. (CAIRE), a subsidiary of Holdings, acquired Mountain Medical Equipment, Inc. (MME) through a merger of a subsidiary of CAIRE with MME. The transaction was accounted for using the purchase method of accounting. The total purchase price, including acquisition costs of $2,954, was allocated to the net assets acquired based on fair values at the date of acquisition. The purchase price exceeded the fair value of net assets acquired by $7,035. Holdings recorded an increase to stockholders' equity of $512 as the transaction has been reflected as a partial sale of CAIRE's net assets to the minority stockholders. On March 1, 1995, MME was merged into CAIRE. Pursuant to the merger agreement:

    a. CAIRE issued 404,027 shares of its Series A Participating Convertible Preferred Stock (the Preferred Stock) to MVE, Inc. The Preferred Stock is convertible into 404,027 shares of CAIRE's common stock, votes with the common stock as to all matters and carries a $23.56 per share annual dividend which is limited to CAIRE's net available cash flow as defined by the merger agreement. The Preferred Stock has a liquidation preference of $161.65 per share at February 29, 1996 plus accrued and unpaid dividends which will decline over time by the cumulative present value of dividends actually paid, discounted at 12% per year back to the merger date. The Preferred Stock must be converted to common stock upon certain events.

    b. CAIRE issued 41,924 shares of common stock to the former stockholders of MME, resulting in a 9% ownership by such stockholders in the combined company.

    c. MME debt held by a third party was amended to be exchangeable under certain conditions into 29,558 shares of CAIRE common stock.

    d. MME's operating results subsequent to July 30, 1993 have been included in the accompanying consolidated statements of operations.

5. Long-Term Debt:


Certain assets of Holdings are pledged as collateral for long-term debt consists of the following:

                                                                                              December 31,        February 29,
                                                                                                 1996                  1996
                                                                                              ------------        ------------
12.5% senior secured notes, due February 2002, interest payable semiannually, net of
    unamortized discounts of $568 and $660                                                    $    111,432        $    111,340
Revolving credit facility, due February 1998, interest payabale monthly at the reference
    rate plus .5%, 8.75% at December 31, 1996                                                        6,054               5,910
Bonds, due September 2005, semi-annual principal payments of $345, plus interest
    at rates ranging from 2.75% to 15%, 5.84% at December 31, 1996                                   6,210               6,900
12.5% non-compete agreement, with semi-annual principal and interest payments,
    due November 2006                                                                                6,257
 7% exchangeable note, including accrued interest, with principal and accrued interest
    payable August 1, 1998                                                                           5,826               5,551
Industrial Development Revenue Bonds, Series 1996, semi-annual principal payments of $220,
    plus interest at variable rates from 3.7% to 12%, 4.3% at December 31, 1996, due June 2011       4,180
10.25% first mortgage note, payable in monthly installments of $14, including interest,
    with final payment due July 2003                                                                   899                 959
10% subordinated debentures, interest payable semiannually, subject to 10% per year mandatory
    redemption beginning 1997, balance due May 2001                                                    418                 418
Several notes payable with varying principal and interest payments through April 2012 with
    interest rates ranging from 6% to 9%                                                             2,085                 873
Two revolving foreign loans, with
    varying principal and interest payments through November 1997 with interest rates ranging
    from 6.75% to 8.5%                                                                                 520
11% subordinated notes, quarterly principal payments of $333 plus interest, due quarterly
    through March 1996                                                                                                     333
Capitalized leases payable in varying monthly installments through February 2003 with interest
    rates ranging from 5% to 13%                                                                     2,761                 882
                                                                                              ------------        ------------

Total long-term debt                                                                               146,642             133,166
Less- Current maturities                                                                             3,633               2,142
                                                                                              ------------        ------------

Long-term debt, net of current maturities                                                     $    143,009        $    131,024
                                                                                              ============        ============

The revolving credit facility provides for borrowings and issuance of letters of credit of up to $20 million, subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The note is renewable for three-year periods through June
2001. Holdings is charged a monthly fee based on an annualized rate of .5% of the unused portion of the commitment.

In February 1995, Holdings consummated a refinancing plan. As part of this refinancing plan, MVE, Inc. issued $112 million of senior secured notes and Holdings issued 112,000 common stock warrants, each allowing the holder to purchase 0.24 shares of Holdings common stock at $0.01 per share. The proceeds from this refinancing plan were used to redeem all outstanding shares of Holdings 11.32%
Cumulative Redeemable Preferred Stock ($100 par value per share), all outstanding redeemable common stock warrants, and retire certain outstanding debt of Holdings. As part of this refinancing, Holdings recognized an extraordinary loss of $1,307, net of a tax benefit of $871.

The senior secured notes are redeemable at the option of Holdings, in whole or in part, on or after February 15, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption dates indicated below:

                 Year                                                                                              Percentage
          -------------------                                                                                     ------------
          2000                                                                                                      102.083%
          2001 and thereafter                                                                                       100.000%

The senior secured notes and revolving credit facility agreements contain certain covenants which restrict borrowings, dividends, acquisition and disposition of assets, and require Holdings to maintain certain liquidity and debt coverage ratios. As of December
31, 1996, Holdings was in compliance with, or had obtained amendments and waivers for its financial covenants.

The scheduled annual maturities of long-term debt at December 31, 1996 are as follows:


                           Year             Amount
                           ----             ------

                          1997             $  3,633
                          1998               14,658
                          1999                2,820
                          2000                2,637
                          2001                2,812
                          Thereafter        120,082
                                           --------
                                           $146,642
                                           ========

6.   Income Taxes:

Income tax provision (benefit) consists of the following for the periods ended:


                10 months                    Fiscal Year
                ---------                    -----------
            December 31, 1996   February 29, 1996   February 28, 1995
            -----------------   -----------------   -----------------

Current:
Federal               $  (198)             $1,870              $3,081
State                     (70)                281                 303
          -------------------   -----------------   -----------------
                         (268)              2,151               3,384
Deferred               (2,929)               (478)               (272)
          -------------------   -----------------   -----------------

                      $(3,197)             $1,673              $3,112
          ===================   =================   =================

The differences between income taxes computed using the federal statutory rate and the provision (benefit) for income taxes were as follows for the periods ended:


                                             10 months                    Fiscal Year
                                             ---------                    -----------
                                          December 31, 1996   February 29, 1996   February 28, 1995
                                          -----------------   -----------------   -----------------

Income tax provision (benefit) at federal           $(9,116)             $  804              $2,779
 statutory rate
Increase (reduction) attributable to:
   Nondeductible goodwill                             5,161               1,450               1,399
   Foreign Sales Corporation benefit                   (714)               (447)               (232)
   Consent and solicitation fees                        422
   Recapitalization fees                                783
   Change in valuation allowance for                                       (606)               (348)
    deferred tax assets
   State taxes, net of federal benefit                 (132)                293                 180
   Other, net                                           399                 179                (666)
                                          -----------------   -----------------   -----------------

                                                    $(3,197)             $1,673              $3,112
                                          =================   =================   =================


The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                          December 31,        February 29,
                                              1996                1996
                                          ------------        ------------
Accrued pension                               $   659             $   684
Accrued compensation                            1,417                 615
Accrued self insurance reserve                    746               1,140
Aura write-off                                    522
Deferred compensation                             725
Inventory reserves                              1,120               1,851
Depreciable assets                             (2,494)             (2,471)
Loss and credit carryforwards                   1,059                 551
Warranty reserve                                  773                 712
Other accruals                                    510                 581
Other                                             367              (1,188)
                                              -------             -------
                                                5,404               2,475
Valuation allowance                              (551)               (551)
                                              -------             -------
          Net deferred tax asset              $ 4,853             $ 1,924
                                              =======             =======

The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of the carryforwards is not deemed more likely than not. The carryforwards of $1,059 expire in 2001.

7.   Employee Benefit Plans:

Pension Plan

Holdings maintains two noncontributory defined benefit pension plans covering substantially all employees. The benefits to which an employee is entitled under the plans are derived using a formula based on the number of years of service and compensation levels during the last five years of service before retirement. Holdings funds the plans in accordance with the requirements of federal laws and regulations.

The net periodic cost is computed as follows:

                                               December 31,        February 29,         February 28,
                                                   1996                1996                 1995
                                               ------------        ------------         ------------
     Service cost                                     $ 565             $   458               $ 414
     Interest cost                                      523                 483                 407
     Actual return on plan assets                      (950)             (1,182)               (246)
     Net amortization and deferral                      497                 755                (147)
                                                      -----             -------               -----
                                                      $ 635             $   514               $ 428
                                                      =====             =======               =====

The expected long-term rate of return on plan assets was 8.5% in the ten months ended December 31, 1996 and in the fiscal years ended February 29, 1996 and February 28, 1995. The discount rate used for determining fiscal year expense and the end of the year projected benefit obligation was 7.5% in the ten months ended December 31, 1996, and in the fiscal year ended February 29, 1996 and 8.0% in the fiscal year ended February 28, 1995. Approximately 60% of the plan assets are invested in equity securities and 40% in bonds as of December 31, 1996.

The following table sets forth the funded status of the plans:

                                                                     December 31, 1996               February 29, 1996
                                                                  -----------------------        ------------------------
                                                                                  Service                         Service
                                                                  Retirement      Related        Retirement       Related
                                                                    Income        Pension          Income         Pension
                                                                     Plan           Plan            Plan            Plan
                                                                  ----------      -------        ----------       -------
Actuarial present value of:
  Vested benefits                                                   $4,267         $1,647          $3,597          $1,464
  Nonvested benefits                                                 1,202            154             478              90
                                                                  --------         ------          ------          ------
  Accumulated Benefit Obligation                                     5,469          1,801           4,075           1,554
Effect of anticipated future compensation levels                     2,670                          2,158
                                                                  --------         ------          ------          ------
  Projected Benefit Obligation                                       8,139          1,801           6,233           1,554
Plan assets at fair value                                            6,001          1,656           4,940           1,393
                                                                  --------         ------          ------          ------
  Projected Benefit Obligation in excess of
    Plan Assets                                                      2,138            145           1,293             161
Unrecognized prior service cost                                         96           (191)            102            (168)
Unrecognized net transition (asset) obligation                        (118)            51            (134)             68
Unrecognized net (loss) gain                                          (519)           115             232               3
Adjustment required to recognize minimum liability                                     24                              98
                                                                  --------         ------          ------          ------
  Accrued Pension Cost                                              $1,597         $  144          $1,493          $  162
                                                                  ========         ======          ======          ======


Savings Plan

Holdings has a 401(k) savings plan (the Plan) which covers all employees who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. Holdings may make matching contributions at the discretion of the board of directors. Holdings did not make matching contributions to the Plan in the ten months ended December 31, 1996, or the fiscal years ended February 29, 1996 or February 28, 1995. Holdings has approved new 401(k) amendments which provide for matching contributions of up to 6% of eligible employee's wages.

Deferred Compensation Plan

As of February 29, 1996, Holdings had a deferred compensation plan for key management employees to encourage and reward the continued profitable growth of Holdings. The awards of the plan are capital appreciation units and are made at the discretion of the board of directors. As of February 29, 1996, 36,000 units were outstanding. Each unit was valued at the date of grant at the board of directors' discretion and is related to the book value of common stock, as defined. Units vested over a five-year period, and compensation was payable under various terms and conditions after the end of the vesting period or in the event of a sale or public offering, in which case compensation was determined on fair market value of the units. Amounts accrued under this plan were not significant at February 29, 1996 and February 28, 1995.

During the ten months ended December 31, 1996, Holdings' Board of Directors approved a deferred compensation plan to replace the existing plan in its entirety. The new plan awarded deferred compensation to certain key members of upper management with the objective of retaining their services, encouraging profitability and rewarding them. The plan awarded 29,750 units to three individuals which may be exchanged for Common Stock of an equal number at a future date, given the occurrence of certain events. For the ten months ended December 31, 1996, Holdings expensed $1,916 in connection with the adoption of this plan.

8.   Commitments and Contingencies:

Leases

A portion of Holdings' operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was approximately $702, $502, and $738 for the ten months ended December 31, 1996, and for the fiscal years ended February 29, 1996, and February 28, 1995. The future minimum rental payments required under these leases are $801 in 1997, $414 in 1998, $239 in 1999, $85 in 2000, and $10 in 2001.

Litigation

Holdings is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on Holdings' financial position or results of operations.

9.   Segment Reporting and Export Sales:

The operations of Holdings are divided into three business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO\\2\\ beverage systems and biological material storage systems. Also included in the distributed products segment are those emerging products anticipated to be used in commercial markets including liquid natural gas systems for vehicle fleets and flat vacuum panels for use in refrigeration appliances. The medical products segment develops, manufactures and markets a broad range of medical products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. Intersegment sales consist of sales of bottles and reservoirs from the industrial products segment to the medical products segment. General corporate assets include cash and cash equivalents and income taxes.

Financial information by business segment as of and for the ten months ended December 31, 1996, and the fiscal years ended February 29, 1996 and February 28, 1995 was as follows:


                                     Industrial           Distributed         Medical           Corporate and
                                      Products              Products          Products           Eliminations          Total
                                     ----------           -----------         --------          -------------          -----
December 31, 1996:
Customer sales                        $ 96,519               $36,760          $ 22,467                                $155,746
Intersegment sales                       1,480                                                      $ (1,480)
                                      --------               -------          --------              --------          --------
Total Sales                             97,999                36,760            22,467                (1,480)          155,746
Operating income (loss)                 10,208                 5,941           (14,737)              (14,479)          (13,067)
Identifiable assets                     40,281                24,211            17,382                60,302           142,176
Capital additions                        5,286                 1,145             2,616                 3,367            12,414
Depreciation                               751                   774               682                   962             3,169
Amortization                                28                    28             1,445                 3,121             4,622

February 29, 1996:
Customer sales                        $ 95,348               $47,064          $ 36,808                                $179,220
Intersegment sales                       7,808                                                      $ (7,808)
                                      --------               -------          --------              --------          --------
Total sales                            103,156                47,064            36,808                (7,808)          179,220
Operating income                        11,182                 4,757             2,730                     5            18,674
Identifiable assets                     54,926                40,604            29,361                 8,997           133,888
Capital additions                        3,594                 1,696             1,883                 1,211             8,384
Depreciation                               748                   828               854                 1,056             3,486
Amortization                             2,393                 1,178             1,893                                   5,464

February 28, 1995:
Customer sales                        $ 68,692               $33,378          $ 44,410                                $146,480
Intersegment sales                       9,306                                                      $ (9,306)
                                      --------               -------          --------              --------          --------
Total sales                             77,998                33,378            44,410                (9,306)          146,480
Operating income (loss)                  9,579                 4,710             3,762                  (172)           17,879
Identifiable assets                     53,516                30,431            27,655                 7,217           118,819
Capital additions                        1,287                 5,830               477                                   7,594
Depreciation                               707                 1,291               736                   281             3,015
Amortization                             2,015                   924             1,976                                   4,915

Export sales from Holdings' U.S. operations for the ten months ended December 31, 1996, and the fiscal years ended February 29, 1996 and February 28, 1995 were as follows:

                            December 31,       February 29,       February 28,
                                1996               1996               1995
                            ------------       ------------       ------------
     Canada and Mexico         $ 6,957            $ 7,999            $ 7,591
     Europe                     12,407             13,358              8,720
     Pacific                    24,868             26,434             15,506
     Other                       7,271              7,497              5,368
                               -------            -------            -------
     Total                     $51,503            $55,288            $37,185
                               =======            =======            =======

10.  Other Expenses:

Other expense recorded in the ten months ended December 31, 1996 include the following:


     Recapitalization Expenses                     $ 3,545
     Deferred compensaton plan (Note 7)              1,916
     Discontinue AURA product line                   1,280
     Debt forgiveness                                3,722
     Goodwill write-offs                            10,824
     Other                                             685
                                                   -------
                                                   $21,972
                                                   =======

Recapitalization Expenses

In 1996, the Company incurred $3,545 of expenses related to recapitalization of the Company. These expenses related to consent and solicitation of the holders of the senior secured notes and legal and accounting fees.

Discontinuance of AURA Product Line

Holdings wrotedown $1,280 of fixed and other assets, net of debt forgiveness, related to the discontinuance of the AURA product line, which was included in the Distributed Products segment. Prior to December 1996, the Company had an agreement with a third party to participate in a joint venture to produce and market its AURA product line. In December 1996, the Company and the joint venture partner agreed to discontinue all AURA operating and marketing activities.

Debt Forgiveness

Prior to December 1996, the Company made loans to a major supplier of components for its medical oxygen concentrators. The loans were to be repaid through future purchase credits from the supplier. In December 1996, the Company entered into a new agreement with the supplier which forgave $3,722 of the debt.

Goodwill Write-down

In December 1996, the Company recorded a goodwill write-down of $10,824 ($4,750 in Industrial Products and $6,074 in the Medical Products segment). In connection with the change in ownership in 1996, management undertook a strategic review of all business units. As a result of the review, goodwill was determined to have been impaired because of the financial condition of certain medical and industrial business units and the Company's inability to generate future operating income from these business units. Moreover, anticipated future cash flow of these business units indicate that the recoverability of the goodwill is not reasonably assured. Prior to December of 1996, goodwill was amortized using the straight-line method over twenty years.

11.  Preferred Stock and Recapitalization

On August 28, 1996 MVE Investors, LLC purchased 4,700 shares of Holdings 12.5% Series A Cumulative Redeemable Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47 million. Holdings used the proceeds of this transaction to purchase a substantial portion of certain Holdings shareholders' common stock.

Following this recapitalization, MVE Investors, LLC holds shares of Series A Redeemable Preferred Stock which are convertible into 374,633 shares of Holdings Common Stock, or approximately 67.4% of the Common Stock outstanding on a fully diluted basis. For the ten months ended December 31, 1996, Holdings had accrued, but unpaid dividends of $1,973 relating to Series A Preferred Stock.

In exchange for 66,406 shares of Common Stock held by certain shareholders, Holdings issued 833 shares of 10% Series B Redeemable Preferred Stock, each such share having a liquidation preference of $10,000 plus accrued and unpaid dividends. This class of stock is subject to mandatory redemption. For the ten months ending December 31, 1996, Holdings had accrued, but unpaid dividends of $278 relating to Series B Preferred Stock.

Additionally, Holdings purchased for cash 79% of its outstanding warrants for $30.10944 per warrant.

12.  Fiscal Results for the Ten Months Ended December 31, 1995 (Unaudited)

                                                     December 31,
                                                         1995
                                                     ------------
       Net sales                                       $144,183
       Cost of sales                                    103,501
                                                       --------
           Gross profit                                  40,682
       Operating expenses:
         Selling and Marketing                            8,525
         General and administrative                      10,867
         Research and development                         4,654
         Amortization                                     4,539
                                                       --------
           Total operating expenses                      28,585
                                                       --------
           Operating income                              12,097
           Interest expense                              13,517
           Income tax provision                             190
                                                       --------
           Net (loss)                                  $ (1,610)
                                                       ========

13.  Related Party Transactions

The Company loaned two shareholders $2,000 on August 27, 1996, to be repaid to the Company on or before August 27, 2003. Simple interest accrues on the principle amount at an annual rate of 8%. Principle of $2,000 and accrued interest of $56 was outstanding at December 31, 1996. The loan is secured by Holdings Common Stock owned by the shareholders.

A director of Holdings has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of Holdings.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MVE, Inc.

We have audited the accompanying consolidated balance sheet of MVE, Inc. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the ten months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended February 29, 1996 and February 28, 1995 were audited by other auditors whose report, dated April 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements for the ten months ended December 31, 1996, present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the ten months then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

March 21, 1997

                          MVE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                (In Thousands, Except Share and Per Share Data)


                                                     December 31, 1996          February 29, 1996
                                                     ------------------         ------------------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $  3,054                   $  1,306
   Accounts receivable, net of
    allowance for doubtful accounts                             26,958                     30,877
   Inventories                                                  28,091                     24,428
   Prepaid expenses                                              1,227                        783
   Income tax refund receivable                                  3,102                        730
   Deferred income taxes                                         6,740                      4,394
                                                     ------------------         ------------------
       Total current assets                                     69,172                     62,518

PROPERTY, PLANT AND EQUIPMENT                                   42,388                     36,340
   Less- Accumulated depreciation and
    amortization                                               (15,376)                   (14,064)
                                                     ------------------         ------------------
       Net property, plant and equipment                        27,012                     22,276

DUE FROM MVE HOLDINGS, INC.                                     31,015                     31,015

GOODWILL, net                                                   26,001                     39,259

OTHER ASSETS, net                                               12,540                      9,835
                                                     ------------------         ------------------
       Total assets                                           $165,740                   $164,903
                                                     ==================         ==================

                LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                       $  3,633                   $  2,142
   Accounts payable                                             18,071                     18,368
   Accrued expenses and other liabilities                       24,982                     14,205
                                                     ------------------         ------------------
       Total current liabilities                                46,686                     34,715

LONG-TERM DEBT, net of current maturities                      143,009                    131,024

DEFERRED INCOME TAXES                                            1,887                      2,470

OTHER NONCURRENT LIABILITIES                                     1,041                      2,509
                                                     ------------------         ------------------
       Total liabilities                                       192,623                    170,718

MINORITY INTEREST                                                  320                        961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
   Common stock, no par value, stated
    value $.01 per share, 1,000,000
    shares authorized; 1,000 shares
    issued and outstanding                                           1                          1

Additional paid-in capital                                      10,411                     10,411
Accumulated deficit                                            (37,615)                   (17,188)
                                                     ------------------         ------------------
       Total stockholder's deficit                             (27,203)                    (6,776)
                                                     ------------------         ------------------
       Total liabilities and
        stockholder's deficit                                 $165,740                   $164,903
                                                     ==================         ==================

   The accompanying notes are an integral part of these consolidated balance sheets.

                           MVE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

             For the Ten Months Ended December 31, 1996, and the
              Years Ended February 29, 1996 and February 28, 1995

                                 (In Thousands)

                                                   December 31,    February 29,    February 28,
                                                       1996            1996            1995
                                                   ------------    ------------    ------------
NET SALES                                            $155,746        $179,220        $146,480

COST OF SALES                                         113,875         128,196         100,394
                                                     --------        --------        --------
       Gross profit                                    41,871          51,024          46,086

OPERATING EXPENSES:
   Selling and marketing                                9,855          11,039           9,747
   General and administrative                          14,910          11,130          10,753
   Research and development                             3,578           4,718           2,792
   Amortization                                         4,623           5,463           4,915
   Other expenses (Note 10)                            19,668
                                                     --------        --------        --------
       Total operating expenses                        52,634          32,350          28,207
                                                     --------        --------        --------
       Operating income (loss)                        (10,763)         18,674          17,879

INTEREST INCOME                                            (6)            (47)
INTEREST EXPENSE                                       13,887          16,352           9,878
                                                     --------        --------        --------
       Income (loss) before income tax provision
         (benefit), minority interest and
         extraordinary item                           (24,644)          2,369           8,001
INCOME TAX PROVISION (BENEFIT)                         (3,197)          1,673           3,112
                                                     --------        --------        --------
       Income (loss) before minority
         interest and extraordinary item              (21,447)            696           4,889

MINORITY INTEREST IN NET INCOME (LOSS)                   (949)              5            (172)
                                                     --------        --------        --------
   Income (loss) before extraordinary item            (20,498)            691           5,061

EXTRAORDINARY ITEM (Note 5):
   Loss on extinguishment of debt, net
     of income tax benefit of $871                                                     (1,307)
                                                     --------        --------        --------
       Net income (loss)                             $(20,498)       $    691        $  3,754
                                                     ========        ========        ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholder's Deficit

             For the Ten Months Ended December 31, 1996, and the
              Years Ended February 29, 1996 and February 28, 1995

                                 (In Thousands)

                                Common Stock      Additional                       Total
                              ----------------     Paid-In      Accumulated    Stockholder's
                              Shares    Amount     Capital        Deficit         Deficit
                              ------    ------    ----------    -----------    -------------
BALANCE, February 28, 1994      1         $1       $10,411       $(20,329)       $ (9,917)

Net income                                                          3,754           3,754

Dividends paid                                                     (1,304)         (1,304)
                               --         --       -------       --------        --------
BALANCE, February 29, 1995      1          1        10,411        (17,879)         (7,467)

Net income                                                            691             691
                               --         --       -------       --------        --------
BALANCE, February 29, 1996      1          1        10,411        (17,188)         (6,776)

Other                                                                  71              71

Net loss                                                          (20,498)        (20,498)
                               --         --       -------       --------        --------
BALANCE, December 31, 1996      1         $1       $10,411       $(37,615)       $(27,203)
                               ==         ==       =======       ========        ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Ten Months Ended December 31, 1996, and the
              Years Ended February 29, 1996 and February 28, 1995

                                 (In Thousands)

                                                              December 31,    February 29,    February 28,
                                                                  1996            1996            1995
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss) before extraordinary item                 $ (20,498)      $     691       $   5,061
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
   Depreciation and amortization                                   7,791           8,950           7,930
   Extraordinary loss on extinguishment of debt (Note 5)                                          (1,307)
   Minority interest                                                (949)              5            (172)
   Interest on exchangeable debt                                     274             329             329
   Deferred income tax benefit                                    (2,929)           (478)           (272)
   Gain on sale of assets, net                                                      (323)            (10)
   Loss on write-off of assets                                     2,768
   Loss on write-off of goodwill                                  10,824
   Loss on debt forgiveness                                        3,722
   Changes in other non-current liabilities                        2,114
   Changes in operating assets and liabilities (Note 3)            7,394         (10,685)         (3,110)
                                                               ---------       ---------       ---------
       Net cash provided by (used in) operating activities        10,511          (1,511)          8,449

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                (9,783)         (8,384)         (7,594)
   Proceeds from sale of assets                                      107           3,011              10
   Decrease (increase) in other assets                              (750)         (3,954)            522
   Cash acquired from acquisitions                                   687               0               0
                                                               ---------       ---------       ---------
       Net cash used in investing activities                      (9,739)         (9,327)         (7,062)

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                    174,266         197,201           9,052
   Repayments under revolving credit facility                   (174,121)       (191,771)        (18,056)
   Repayment of long-term debt                                    (2,489)         (3,228)        (65,235)
   Borrowings of long-term debt                                    4,680           8,299
   Advance to MVE Holdings, Inc.                                                                 (31,015)
   Issuance of senior secured notes, net of $5,056 of debt
     issuance costs                                                                             (106,174)
   Dividends paid                                                                                 (1,304)
   Changes in other noncurrent assets and liabilities             (1,360)            419
                                                               ---------       ---------       ---------
       Net cash provided by (used in) financing activities           976          10,920            (384)
                                                               ---------       ---------       ---------
       Net increase in cash and cash equivalents                   1,748              82           1,003

CASH AND CASH EQUIVALENTS, beginning of year                       1,306           1,224             221
                                                               ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of year                         $   3,054       $   1,306       $   1,224
                                                               =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                      $   9,037       $  15,846       $   9,256
                                                               =========       =========       =========
   Cash paid during the year for income taxes                  $   1,626       $   3,306       $   1,531
                                                               =========       =========       =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             For the Ten Months Ended December 31, 1996, and the
              Years Ended February 29, 1996 and February 28, 1995

            (In Thousands, Except Share, Warrant and Per Share Data)


1.  Organization and Summary of Significant Accounting Policies:

Principles of Consolidation and Business

The consolidated financial statements include the accounts of MVE, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. MVE, Inc. and its subsidiaries are collectively referred to as the Company. The Company develops, manufactures, markets and sells products which are grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO\\2\\ containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter, and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers. The Company is a wholly owned subsidiary of MVE Holdings, Inc. (Holdings).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as plant depreciable lives, tax provisions and reserves, uncollectible accounts receivable and warranty liabilities. As better information becomes available, or accrual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost which approximates fair value. Accounts payable include issued checks, which have not yet cleared the Company's bank, totaling $1,030 at December 31, 1996 and $1,472 at February 29, 1996.

Receivables

Allowance for doubtful accounts consisted of the following for the ten months ended December 31, 1996 and for the years ended February 29, 1996 and February 28, 1995:

                                  Additions:    Write-offs,
                     Beginning    Charged to      net of       Ending
                      Balance      Expense      Recoveries     Balance
                     ---------    ----------    -----------    -------
February 28, 1995      $553          $253         $ (37)        $769
February 29, 1996       769           221          (315)         675
December 31, 1996       675           168            45          888


Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. The Company uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                         December 31,    February 29,
                                            1996             1996
                                         ------------    ------------
Inventories at cost:
Purchased materials and subassemblies      $15,662         $13,451
Work in process                              6,591           4,404
Finished goods                               5,838           6,573
                                           -------         -------
                                           $28,091         $24,428
                                           =======         =======

Property, Plant and Equipment


Property, plant and equipment is recorded at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost while maintenance and repair expenditures are charged to operations as incurred. Depreciation is calculated principally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

                                               Years
                                               -----
Buildings and improvements                     10-30
Machinery and equipment                        3-8
Furniture, fixtures and office equipment       3-8


Property, plant and equipment consisted of:

                                          December 31,   February 29,
                                             1996           1996
                                          ------------   ------------
Land                                        $  2,058       $  1,390
Building and improvements                     11,122          7,419
Machinery and equipment                       16,882         17,263
Furniture, fixtures and office equipment       7,118          5,559
Construction in progress                       5,208          4,709
                                            --------       --------
                                              42,388         36,340
Less - accumulated depreciation and
  amortization                               (15,376)       (14,064)
                                            --------       --------
Net property, plant and equipment           $ 27,012       $ 22,276
                                            ========       ========

Other Assets

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 3 to 12 years. Accumulated amortization was $8,830 at December 31, 1996, and $7,635 at February 29, 1996. Other assets consist of the following:

                                           December 31,    February 29,
                                            1996, Net       1996, Net
                                           ------------    ------------
Deferred financing costs                     $ 4,030          $4,471
Patents, trademarks and product lines            657             791
Non-compete agreement                          6,048
Other                                          1,805           4,573
                                             -------          ------
                                             $12,540          $9,835
                                             =======          ======

Revenue Recognition

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at the Company's facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance and revenue is recognized at that time.

For the ten months ended December 31, 1996, one of the Company's customers represented approximately 15% of the Company's net sales. For the year ended February 29, 1996, no single customer exceeded 10% of the Company's sales.

Research and Development Costs

The Company's policy is to charge all research and development costs to expense in the period incurred.

Warranty Costs

The Company warrants most of its products against defects in materials and workmanship under normal use and service for periods extending to five years. Warranty costs have not been material and the Company accrues estimated costs of warranty obligations at the time of sale.

Income Taxes

The Company files a consolidated federal income tax return with MVE Holdings, Inc. The Company is operating under the provisions of a tax sharing arrangement that requires it to pay taxes to or receive refunds from MVE Holdings, Inc. based on the Company's taxable income determined as if the Company were a separate company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disclosure About Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of the long-term debt obligations approximates carrying value based on the maturity and security of the related obligations.

Long-Lived Assets and Goodwill

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows in less than book value. Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $14,487 at December 31, 1996 and $21,129 at February 29, 1996 (See Note 10).

Incentive Stock Option Plan

On March 25, 1996, the Board of Directors approved an incentive stock option plan which grants 66,800 options to certain key employees and officers of the Company. The plan vests over a seven-year period, with accelerated vesting upon achievement of certain operational objectives and other specified events.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the presentation used in the ten months ended December 31, 1996. These reclassifications had no effect on the Company's financial position or results of operations.

Change in Fiscal Year

On January 17, 1997, the Board of Directors of Holdings and MVE adopted a resolution to change the fiscal year of the Company from the last day in February to a calendar year. The change in fiscal year is effective for the fiscal year ended December 31, 1996.

2.  Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consists of the following:

                                                                      December 31,              February 29,
                                                                          1996                      1996
                                                                      ------------              ------------
           Employee compensation and payroll taxes                      $ 4,924                   $ 3,545
           Income taxes                                                   1,732                     1,252
           Warranty                                                       1,909                     1,652
           Accrued pension cost                                           1,741                     1,655
           Accrued interest                                               5,366                       612
           Insurance                                                      1,967                     2,446
           Deposits and rebates                                           4,185                     1,568
           Accrued freight                                                  567
           Other                                                          2,591                     1,567
                                                                   ------------              ------------
                                                                        $24,982                   $14,205
                                                                   ============              ============

3. Supplemental Cash Flow Information:
Changes in operating assets and  liabilities were as follows:

                                                                      December 31,              February 29,    February 28,
                                                                          1996                      1996            1995
                                                                      ------------              ------------    ------------
              Accounts receivable                                         $ 4,479                  $ (7,025)        $(9,508)
              Inventories                                                  (2,700)                   (6,684)         (1,361)
              Prepaid expenses and other                                     (329)                       56            (140)
              Income tax refund receivable                                 (2,372)                        -             461
              Accounts payable                                             (1,264)                    4,176           1,700
              Accrued expenses and other liabilities                        9,580                    (1,208)          5,738
                                                                      ------------              ------------    ------------
                                                                          $ 7,394                  $(10,685)        $(3,110)
                                                                      ============              ============    ============

Non-cash Investing and Financing Activities

The Company entered into a non-compete agreement in 1996 for a total of $6,257 with a shareholder of the Company.

Several lease obligations of $2,131 were incurred when the Company entered into leases for new equipment and furniture.

The Company purchased a building for $500 in exchange for long-term debt.

The Company acquired two companies in 1996 with purchase prices of $1,300 and $600. The acquisitions were not significant to the consolidated financial statements.


4.  Acquisition:

Effective July 30, 1993, CAIRE INC. (CAIRE), a subsidiary of the Company, acquired Mountain Medical Equipment, Inc. (MME) through a merger of a subsidiary of CAIRE with MME. The transaction was accounted for using the purchase method of accounting. The total purchase price, including acquisition costs of $2,954, was allocated to the net assets acquired based on fair values at the date of acquisition. The purchase price exceeded the fair value of net assets acquired by $7,035. The Company recorded an increase to stockholder's equity of $512 as the transaction has been reflected as a partial sale of CAIRE's net assets to the minority stockholders. On March 1, 1995, MME was merged into CAIRE. Pursuant to the merger agreement:

a. CAIRE issued 404,027 shares of its Series A Participating Convertible Preferred Stock (the Preferred Stock) to the Company. The Preferred Stock is convertible into 404,027 shares of CAIRE's common stock, votes with the common stock as to all matters and carries a $23.56 per share annual dividend which is limited to CAIRE's net available cash flow as defined by the merger agreement. The Preferred Stock has a liquidation preference of $161.65 per share at February 29, 1996 plus accrued and unpaid dividends, which will decline over time by the cumulative present value of dividends actually paid, discounted at 12% per year back to the merger date. The Preferred Stock must be converted to common stock upon certain events.

b. CAIRE issued 41,924 shares of common stock to the former stockholders of MME, resulting in a 9% ownership by such stockholders in the combined company.

c. MME debt held by a third party was amended to be exchangeable under certain conditions into 29,558 shares of CAIRE common stock.

d. CAIRE's operating results subsequent to July 30, 1993 have been included in the accompanying consolidated statements of operations.

5.  Long-Term Debt:

Certain assets of the Company are pledged as collateral for long-term debt. Long-term debt consists of the following:

                                                                                December 31,       February 29,
                                                                                    1996               1996
                                                                                ------------       ------------
12.5% senior secured notes, due February 2002, interest payable
    semiannually, net of unamortized discounts of $568 and $660                     $111,432           $111,340
Revolving credit facility, due February 1998, interest payable monthly
    at the reference rate plus .5%, 8.75% at December 31, 1996                         6,054              5,910
Bonds, due September 2005, semi-annual  principal payments of $345, plus interest at rates ranging from 2.75%  to 15%, 5.84% at
    December 31, 1996                                                                  6,210              6,900
12.5% non-compete agreement, with semi-annual principal and interest
    payments, due November 2006                                                        6,257
7% exchangeable note, including accrued interest, with principal and
    accrued interest payable August 1, 1998                                            5,826              5,551
Industrial Development Revenue Bonds, Series 1996, semi-annual principal payments of $220, plus interest at variable rates from 3.7% to 12%,
    4.3% at December 31, 1996, due June 2011                                           4,180
10.25% first mortgage note, payable in monthly installments of $14,
    including interest, with final payment due July 2003                                 899                959
10% subordinated debentures, interest payable semiannually, subject to 10%
    per year mandatory redemption beginning 1997, balance due May 2001                   418                418
Several notes payable with varying principal and interest payments
    through April 2012 with interest rates ranging from 6% to 9%                       2,085                873
Two revolving foreign loans, with varying principal and interest payments through November 1997 with interest rates ranging from
    6.75% to 8.5%                                                                        520
11% subordinated notes, quarterly principal payments of $333 plus
    interest due quarterly through March 1996                                                               333
Capitalized leases payable in varying monthly installments through February
     2003 with interest rates ranging from 5% to 13%                                   2,761                882
                                                                                ------------       ------------
Total long-term debt                                                                 146,642            133,166
Less- Current maturities                                                               3,633              2,142
                                                                                ------------       ------------
Long-term debt, net of current maturities                                           $143,009           $131,024
                                                                                ============       ============

The revolving credit facility provides for borrowings and issuance of letters of credit of up to $20,000, subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The note is renewable for three-year periods through June 2001. The Company is charged a monthly fee based on an annualized rate of .5% of the unused portion of the commitment.

In February 1995, the Company consummated a refinancing plan. As part of this refinancing plan, the Company issued $112,000 of senior secured notes and Holdings issued 112,000 common stock warrants, each allowing the holder to purchase 0.24 shares of Holdings common stock at $0.01 per share. The proceeds from this refinancing plan were used to retire certain long-term debt of the Company and make an advance to Holdings of $31,015 to allow it to redeem all outstanding shares of Holdings 11.32% Cumulative

Redeemable Preferred Stock ($100 par value per share), and all outstanding warrants to purchase Holdings common stock. As part of this refinancing, the Company recognized an extraordinary loss of $1,307, net of a tax benefit of $871.

The senior secured notes are redeemable at the option of the Company, in whole or in part, on or after February 15, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption dates indicated below:

           Year                                          Percentage
           ----                                          ----------
           2000                                           102.083%
           2001 and thereafter                            100.000%

The senior secured notes and revolving credit facility agreements contain certain covenants which restrict borrowings, dividends, acquisition and disposition of assets, and require the Company to maintain certain liquidity and debt coverage ratios. As of December 31, 1996, the Company was in compliance with, or had obtained amendments and waivers for, its financial covenants.

The scheduled annual maturities of long-term debt at December 31, 1996 are as follows:

           Year                                           Amount
           ----                                           ------
           1997                                          $  3,633
           1998                                            14,658
           1999                                             2,820
           2000                                             2,637
           2001                                             2,812
           Thereafter                                     120,082
                                                         --------
                                                         $146,642
                                                         ========

6. Income Taxes:
Income tax provision (benefit) consists of the following for the periods ended:

                               Ten Months            Fiscal Year
                              ------------   ---------------------------
                              December 31,   February 29,   February 28,
                                  1996           1996           1995
                              ------------   ------------   ------------
          Current:
          Federal                 $  (198)         $1,870         $3,081
          State                       (70)            281            303
                                  -------          ------         ------
                                     (268)          2,151          3,384
          Deferred                 (2,929)           (478)          (272)
                                  -------          ------         ------
                                  $(3,197)         $1,673         $3,112
                                  =======          ======         ======

The differences between income taxes computed using the federal statutory rate and the provision (benefit) for income taxes were as follows for the periods ended:


                                        Ten Months            Fiscal Years
                                       ------------   ---------------------------
                                       December 31,   February 29,   February 28,
                                           1996           1996           1995
                                       ------------   ------------   ------------
Income tax provision Benefit at             $(8,333)        $  804         $2,779
   federal statutory rate
Increase (reduction) attributable to:
   Amortization of goodwill                   5,161          1,450          1,399
   Foreign Sales Corporation benefit           (714)          (447)          (232)
   Consent and solicitation fees                422
   Change in valuation allowance for                          (606)          (348)
    deferred tax asset
   State taxes, net of federal benefit         (132)           293            180
   Other, net                                   399            179           (666)
                                            -------         ------         ------
                                            $(3,197)        $1,673         $3,112
                                            =======         ======         ======

The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                                               December 31,          February 29,
                                                                   1996                  1996
                                                               ------------          ------------
Accrued Pension                                                         659                   684
Accrued Compensation                                                  1,417                   615
Accrued Self Insurance Reserve                                          746                 1,140
Aura Write-off                                                          522
Deferred compensation                                                   725
Inventory reserves                                                    1,120                 1,851
Depreciable assets                                                   (2,494)               (2,471)
Loss and credit carryforwards                                         1,059                   551
Warranty reserve                                                        773                   712
Other accruals                                                          510                   581
Other                                                                   367                (1,188)
                                                                     ------               -------
                                                                      5,404                 2,475
Valuation allowance                                                    (551)                 (551)
                                                                     ------               -------
          Net deferred tax asset                                     $4,853               $ 1,924
                                                                     ======               =======

The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of the carryforwards is not deemed more likely than not. The carryforwards of $1,059 expire in 2001.

7.  Employee Benefit Plans:

Pension Plan

The Company maintains two noncontributory defined benefit pension plans covering substantially all employees of the Company. The benefits to which an employee is entitled under the plans are derived using a formula based on the number of years of service and compensation levels during the last five years of service before retirement. The Company funds the plans in accordance with the requirements of federal laws and regulations.


The net periodic cost is computed as follows:

                                          December 31,        February 29,        February 28,
                                              1996                1995                1995
                                          ------------        ------------        ------------
Service cost                                     $ 565             $   458               $ 414
Interest cost                                      523                 483                 407
Actual return on plan assets                      (950)             (1,182)               (246)
Net amortization and deferral                      497                 755                (147)
                                                 -----             -------               -----
                                                 $ 635             $   514               $ 428
                                                 =====             =======               =====

The expected long-term rate of return on plan assets was 8.5% in the ten months ended December 31, 1996 and in the fiscal years ended February 29, 1996 and February 28, 1995. The discount rate used for determining fiscal year expense and the end of the year projected benefit obligation was 7.5% in the ten months ended December 31, 1996, and in the fiscal year ended February 29, 1996 and 8% in the fiscal year ended February 28, 1995. Approximately 60% of the plan assets are invested in equity securities and 40% in bonds as of December 31, 1996.

The following table sets forth the funded status of the plans:

                                           December 31, 1996              February 29, 1996
                                        -----------------------       -------------------------
                                                       Service                       Service
                                        Retirement     Related        Retirement     Related
                                          Income       Pension          Income       Pension
                                           Plan          Plan            Plan         Plan
                                        ----------     --------       ----------     -------
Actuarial present value of:
   Vested benefits                          $4,267       $1,647           $3,597      $1,464
   Nonvested benefits                        1,202          154              478          90
                                            ------       ------           ------      ------
   Accumulated Benefit Obligation            5,469        1,801            4,075       1,554
Effect of Anticipated future
 compensation levels                         2,670                         2,158
                                            ------       ------           ------      ------
   Projected Benefit Obligation              8,139        1,801            6,233       1,554
Plan assets at fair value                    6,001        1,656            4,940       1,393
                                            ------       ------           ------      ------
   Projected Benefit Obligation in
     excess of Plan Assets                   2,138          145            1,293         161
Unrecognized prior service cost                 96         (191)             102        (168)
Unrecognized net transition (asset)
 obligation                                   (118)          51             (134)         68
Unrecognized net (loss) gain                  (519)         115              232           3
Adjustment required to recognize
 minimum liability                                           24                           98
                                            ------       ------           ------      ------
   Accrued Pension Cost                     $1,597       $  144           $1,493      $  162
                                            ======       ======           ======      ======

Savings Plan

The Company has a 401(k) savings plan (the Plan) which covers all employees who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. The Company may make matching contributions at the discretion of the Board of Directors. The Company did not make matching contributions to the Plan in the ten months ended December 31, 1996, or the fiscal years ended February 29, 1996 or February 28, 1995. The Company has approved new 401(k) amendments which provide for matching contributions of up to 6% of employee's wages.

Deferred Compensation Plan

As of February 29, 1996, the Company had a deferred compensation plan for key management employees to encourage and reward the continued profitable growth of the Company. The awards of the plan are capital appreciation units and are made at the discretion of the board of directors. As of February 29, 1996, 36,000 units were outstanding. Each unit was valued at the date of grant at the board of directors' discretion and is related to the book value of common stock, as defined. Units vested over a five-year period, and compensation was payable under various terms and conditions after the end of the vesting period or in the event of a sale or public offering, in which case compensation was determined on fair market value of the units. Amounts accrued under this plan were not significant at February 29, 1996 and February 28, 1995.

During the ten months ended December 31, 1996, the Company's Board of Directors approved a deferred compensation plan to replace the existing plan in its entirety. The new plan awarded deferred compensation to certain key members of upper management with the objective of retaining their services, encouraging profitability and rewarding them. The plan awarded 29,270 units to three individuals which may be exchanged for Common Stock of an equal number at a future date, given the occurrence of certain events. For the fiscal year ended December 31, 1996, the Company expensed $1,916 in connection with the adoption of this plan.

8.  Commitments and Contingencies:

Leases

A portion of the Company's operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was approximately $702, $502 and $738 for the ten months ended December 31, 1996 and for the fiscal years ended February 29, 1996 and February 28, 1995. The future minimum rental payments required under these leases are $801 in 1997, $414 in 1998, $239 in 1999, $85 in 2000 and $10 in 2001.

Litigation

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company's management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


9.  Segment Reporting and Export Sales:

The operations of the Company are divided into three business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO\\2\\ beverage systems and biological material storage systems. Also included in the distributed products segment are those emerging products anticipated to be used in commercial markets including liquid natural gas systems for vehicle fleets and flat vacuum panels for use in refrigeration appliances. The medical products segment develops, manufactures and markets a broad range of medical products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. Intersegment sales consist of sales of bottles and reservoirs from the industrial products segment to the medical products segment. General corporate assets include cash and cash equivalents and income taxes.

Financial information by business segment as of and for the ten months ended December 31, 1996 and the fiscal years ended February 29, 1996 and February 28, 1995 was as follows:

                              Industrial    Distributed    Medical     Corporate and
                               Products      Products      Products    Eliminations      Total
                              ----------    -----------    --------    -------------    --------
December 31, 1996:
   Customer sales              $ 96,519       $36,760      $ 22,467                     $155,746
   Intersegment sales             1,480                                  $ (1,480)
                               --------       -------      --------      --------       --------
       Total Sales               97,999        36,760        22,467        (1,480)       155,746
   Operating income (loss)       10,208         5,941       (14,737)      (12,175)       (10,763)
   Identifible assets            40,281        24,211        17,382        83,866        165,740
   Capital additions              5,286         1,145         2,616         3,367         12,414
   Depreciation                     751           774           682           962          3,169
   Amortization                      28            28         1,445         3,121          4,622

February 29, 1996:
   Customer sales              $ 95,348       $47,064      $ 36,808                     $179,220
   Intersegment sales             7,808                                  $ (7,808)
                               --------       -------      --------      --------       --------
       Total sales              103,156        47,064        36,808        (7,808)       179,220
   Operating income              11,182         4,757         2,730             5         18,674
   Identifiable assets           54,926        40,604        29,361        40,012        164,903
   Capital additions              3,594         1,696         1,883         1,211          8,384
   Depreciation                     748           828           854         1,056          3,486
   Amortization                   2,393         1,178         1,893                        5,464

February 29, 1995:
   Customer sales              $ 68,692       $33,378      $ 44,410                     $146,480
   Intersegment sales             9,306                                  $ (9,306)
                               --------       -------      --------      --------       --------
       Total sales               77,998        33,378        44,410        (9,306)       146,480
   Operating income               9,579         4,710         3,762          (172)        17,879
   Identifiable assets           53,516        30,431        27,655        38,232        149,834
   Capital additions              1,287         5,830           477                        7,594
   Depreciation                     707         1,291           736           281          3,015
   Amortization                   2,015           924         1,976                        4,915


Export sales from the Company's U.S. operations for the ten months ended December 31, 1996 and the fiscal years ended February 29, 1996 and February 28, 1995 were as follows:

                             December 31,    February 29,    February 28,
                                 1996            1996            1995
                             ------------    ------------    ------------
        Canada and Mexico      $ 6,957         $ 7,999         $ 7,591
        Europe                  12,407          13,358           8,720
        Pacific                 24,868          26,434          15,506
        Other                    7,271           7,497           5,368
                               -------         -------         -------
        Total                  $51,503         $55,288         $37,185
                               =======         =======         =======

10.  Other Expense:

Other expense recorded in the ten months ended December 31, 1996 include the following:

               Recapitalization Expenses              $ 1,241
               Deferred Compensation Plan (Note 7)      1,916
               Discontinue AURA product line            1,280
               Debt Forgiveness                         3,722
               Goodwill write-offs                     10,824
               Other                                      685
                                                      -------
                                                      $19,668
                                                      =======

Recapitalization Expenses

In 1996, the Company incurred $1,241 of expenses related to recapitalization of the Company. These expenses related to consent and solicitation of the holders of the senior secured notes and legal and accounting fees.

Discontinuance of AURA Product line

The Company wrotedown $1,280 of fixed and other assets, net of debt forgiveness, related to the discontinuance of the AURA product line, which was included in the Distributed Products segment. Prior to December 1996, the Company had an agreement with a third party to participate in a joint venture to product and market its AURA product line. In December 1996, the Company and the joint venture partner agreed to discontinue all AURA operating and marketing activities.

Debt Forgiveness

Prior to December 1996, the Company made loans to a major supplier of components for its medical oxygen concentrators. The loans were to be repaid through future purchase credits from the supplier. In December 1996, the Company entered into a new agreement with the supplier which forgave $3,722 of the debt.

Goodwill Writedown

In December 1996, the Company recorded a goodwill writedown of $10,824 ($4,750 in Industrial Products and $6,074 in the Medical Products segment). In connection with the change in ownership in 1996, management undertook a strategic review of all business units. As a result of the review, goodwill was determined to have been impaired because of the financial condition of certain medical and industrial business units and the Company's inability to generate future operating income from these business units. Moreover, anticipated future cash flow of these business units indicate that the recoverability of the goodwill is not reasonably assured. Prior to December of 1996, goodwill was amortized using the straight-line method over twenty years.

11.  Fiscal Results for the Ten Months Ended December 31, 1995 (Unaudited)


               Net Sales                          $144,183
               Cost of sales                       103,501
                                                  --------
                      Gross profit                  40,682
                                                  --------
               Operating expenses:
                  Selling and Marketing              8,525
                  General and administrative        10,867
                  Research and development           4,654
                  Amortization                       4,539
                                                  --------
                      Total operating expenses      28,585
                                                  --------
               Operating income                     12,097
               Interest expense                     13,517
               Income tax provision                    190
                                                  --------
                      Net income                  $ (1,610)
                                                  ========

12.  Related Party Transaction


A director of the Company has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of the Company.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CAIRE, Inc.:

We have audited the accompanying balance sheet of CAIRE, Inc. (the Company) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the ten months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended February 29, 1996 and February 28, 1995 were audited by other auditors whose report, dated April 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements for the ten months ended December 31, 1996, present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the ten months then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

March 21, 1997

                                  CAIRE, INC.

                                Balance Sheets

                    December 31, 1996 and February 29, 1996

                (In Thousands, Except Share and Per Share Data)

                                                                      December 31,         February 29,
                                                                          1996                 1996
                                                                      ------------         ------------
                        ASSETS
CURRENT ASSETS:
   Cash                                                                   $     6              $     5
   Accounts receivable, net of allowance for
    doubtful accounts of $155 and $218                                      3,407                5,387
   Inventories                                                              6,252                7,223
   Prepaid expenses                                                            83                  305
   Deferred Tax Asset                                                         850                  572
                                                                      ------------         ------------
       Total current assets                                                10,598               13,492

PROPERTY, PLANT AND EQUIPMENT                                               6,721                6,313
   Less-accumulated depreciation                                           (2,888)              (1,636)
                                                                      ------------         ------------
       Net property, plant and equipment                                    3,833                4,677

GOODWILL, net                                                                                    7,507

OTHER ASSETS, net                                                             845                3,685
                                                                      ------------         ------------
       Total assets                                                       $15,276              $29,361
                                                                      ============         ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                   $   508              $   913
   Accounts payable                                                         2,703                2,826
   Accrued expenses and other liabilities                                   2,139                2,122
   Due to MVE                                                               2,131                  923
                                                                      ------------         ------------
       Total current liabilities                                            7,481                6,784

LONG-TERM DEBT, net of current maturities                                  10,667               10,864

DEFERRED INCOME TAXES                                                         690                  296
                                                                      ------------         ------------
       Total liabilities                                                   18,838               17,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible Preferred Stock, par value $.01, 1,000,000 shares
    authorized; 404,027 shares issued and outstanding                       3,940                3,940
   Common stock, par value $.01, 1,000,000 shares authorized;
    41,924 shares issued and outstanding                                        1                    1
   Paid-in capital                                                          2,018                2,018
   Retained earnings (accumulated deficit)                                 (9,521)               5,458
                                                                      ------------         ------------
       Total stockholders' equity (deficit)                                (3,562)              11,417
                                                                      ------------         ------------
       Total liabilities and stockholders' equity (deficit)               $15,276              $29,361
                                                                      ============         ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                  CAIRE, INC.

                           Statements of Operations

 For the Ten Months Ended December 31, 1996, and the Years Ended February 29,
                          1996 and February 28, 1995

                                (In Thousands)


                                                 December 31,       February 29,        February 28,
                                                     1996               1996                1995
                                                 ------------       ------------        ------------
NET SALES                                          $ 22,467             $36,808            $44,410
COST OF SALES                                        16,958              24,718             30,996
                                                   --------             -------            -------
        Gross profit                                  5,509              12,090             13,414
                                                   --------             -------            -------
OPERATING EXPENSES:
  Selling and marketing                               2,808               2,854              3,024
  General and administrative                          4,014               2,645              3,314
  Research and development                            1,884               1,968              1,338
  Amortization                                        1,445               1,893              1,976
  Other expenses (Note 9)                            10,095
                                                   --------             -------            -------
        Total operating expenses                     20,246               9,360              9,652
                                                   --------             -------            -------
        Operating income (loss)                     (14,737)              2,730              3,762

INTEREST EXPENSE                                        870                 845                591
                                                   --------             -------            -------
        Income (loss) before income tax
         provision (benefit)                        (15,607)              1,885              3,171

INCOME TAX PROVISION (BENEFIT)                       (2,549)                837              1,237
                                                   --------             -------            -------

        Net income (loss)                          $(13,058)            $ 1,048            $ 1,934
                                                   ========             =======            =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                  CAIRE, INC.

                 Statements of Stockholders' Equity (Deficit)

 For the Ten Months Ended December 31, 1996, and the Years Ended February 29,
                          1996 and February 28, 1995

                       (In Thousands, Except Share Data)

                                                    Common Stock
                                                -------------------
                                                                                      Retained
                                   Convertible                                        Earnings
                                    Preferred                            Paid-In      (Accumu-
                                      Stock      Shares       Amount     Capital       lated
                                                                                      deficit)         Total
                                   -----------   -------      ------     --------    ---------       --------
BALANCE, February 28, 1994           $3,940       41,924          $1      $2,018    $  5,727        $ 11,686

  Dividends to MVE (Note 3)                                                           (3,251)         (3,251)

  Net income                                                                           1,934           1,934
                                   --------      -------      ------    --------    --------        --------
BALANCE, February 28, 1995            3,940       41,924           1       2,018       4,410          10,369

  Net income                                                                           1,048           1,048
                                   --------      -------      ------    --------    --------        --------
BALANCE, February 29, 1996            3,940       41,924           1       2,018       5,458          11,417

  Net loss                                                                           (13,058)        (13,058)

  Excess paid to MVE over
   historical cost of net assets
   acquired (Note 8)                                                                  (1,921)         (1,921)
                                   --------      -------      ------    --------    --------        --------
BALANCE, December 31, 1996           $3,940       41,924          $1      $2,018    $ (9,521)       $ (3,562)
                                   ========      =======      ======    ========    ========        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                  CAIRE, INC.

                            Statements of Cash Flows

             For the Ten Months Ended December 31, 1996, and the
              Years Ended February 29, 1996 and February 28, 1995

                                 (In Thousands)

                                                                December 31,    February 29,    February 28,
                                                                    1996            1996            1995
                                                                ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                                              $(13,058)        $ 1,048         $ 1,934
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization                                   2,127           2,747           2,712
    Deferred income taxes                                             116            (148)           (452)
    Interest on exchangeable note payable                             274             329             329
    Gain on sale of assets                                                           (333)
    Loss on write-off of assets                                       464
    Loss on write-off of goodwill                                   6,074
    Loss on debt forgiveness                                        3,722
    Change in current assets and liabilities:
      Accounts receivable                                           1,980           2,712          (3,857)
      Inventories                                                   1,418          (3,770)          1,296
      Prepaid expenses                                                182            (174)            (42)
      Accounts payable                                               (407)             45            (744)
      Accrued expenses                                                 17             169            (402)
                                                                 --------         -------         -------
        Net cash provided by operating activities                   2,909           2,625             774

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                  (2,295)         (1,883)           (477)
  Proceeds from sale of property, plant and equipment                               2,974
  Increase in other assets                                           (855)         (3,238)           (450)
                                                                 --------         -------         -------
        Net cash used in investing activities                      (3,150)         (2,147)           (927)

FINANCING ACTIVITIES:
  Repayments of long-term debt                                       (893)           (715)         (1,320)
  Proceeds from issuance of long-term debt                                                          4,500
  Change in amounts due to MVE                                      1,135             221             144
  Dividends paid to MVE                                                                            (3,251)
                                                                 --------         -------         -------
        Net cash provided by (used in) financing activities           242            (494)             73
                                                                 --------         -------         -------
        Net increase (decrease) in cash                                 1             (16)            (80)

CASH, beginning of year                                                 5              21             101
                                                                 --------         -------         -------
CASH, end of year                                                $      6         $     5         $    21
                                                                 ========         =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                         $    519         $   122         $   462
  Cash paid during the year for income taxes                                          658           1,102
  Land acquired through issuance of note payable                                      873
  Furniture acquired through issuance of a capital lease              321


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  CAIRE, INC.

                         Notes to Financial Statements

                    December 31, 1996 and February 29, 1996

                (In Thousands, Except Share and Per Share Data)


1.   Organization and Summary of Significant Accounting Policies:

On July 30, 1993, MVE, Inc. (MVE), a subsidiary of MVE Holdings, Inc., contributed all the assets of its Cryogenic Associates division to a newly established, wholly owned subsidiary, CAIRE, INC. (formerly Cryogenic Associates, Inc.), a Delaware corporation (CAIRE or the Company). CAIRE operates a production facility in Minnesota and is engaged in the manufacture, assembly and distribution of oxygen delivery vehicles, oxygen reservoirs and ambulatory oxygen systems for oxygen therapy in the home. CAIRE extends credit to medical product distributors throughout the United States and internationally.

Effective July 30, 1993, a subsidiary of CAIRE merged with Mountain Medical Equipment, Inc. (MME). The transaction was accounted for using the purchase method of accounting. The total purchase price, including acquisition costs of $2,954, was allocated to the net assets acquired based on fair values at the date of acquisition. The purchase price exceeded the fair value of net liabilities acquired by $7,035. On March 1, 1995, MME was merged into CAIRE. Pursuant to the merger agreement:

a. CAIRE issued 404,027 shares of its Series A Participating Convertible Preferred Stock (the Preferred Stock) to MVE.

b. CAIRE issued 41,924 shares of common stock to the former stockholders of MME, resulting in a 9% ownership by such stockholders in the combined company.

c. MME debt held by a third party was amended to be exchangeable under certain conditions into 29,558 shares of CAIRE common stock.

MME's operating results subsequent to July 30, 1993 have been included in the accompanying consolidated statements of operations.

Receivables

Allowance for doubtful accounts consisted of the following for the ten months ended December 31, 1996 and for the years ended February 29, 1996 and February 28, 1995:

                                          Additions:    Write-offs,
                             Beginning    Charged to      Net of       Ending
                              Balance      Expense      Recoveries     Balance
                             ---------    ----------    -----------    -------
        February 28, 1995      $195          $184          $  (9)        $370
        February 29, 1996       370             0           (152)         218
        December 31, 1996       218             0            (63)         155

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of the following:

                                                December 31,    February 29,
                                                    1996            1996
                                                ------------    ------------
        Purchased materials and subassemblies      $4,523          $3,148
        Work in process                               428             255
        Finished goods                              1,301           3,820
                                                   ------          ------
                                                   $6,252          $7,223
                                                   ======          ======

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions and improvements to property, plant and equipment are capitalized at cost while maintenance and repair expenditures are charged to operations as incurred. Depreciation is calculated principally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

                                                        Years
                                                        -----
     Buildings and improvements                          10-30
     Machinery and equipment                              3-8
     Furniture, fixtures and office equipment             3-8

Property, plant and equipment consisted of:

                                                          December 31,          February 29,
                                                              1996                1996
                                                          ------------          ------------
     Land                                                                            $1,138
     Buildings and improvements                                $   58                   432
     Machinery and equipment                                    5,552                 2,524
     Furniture, fixtures and office equipment                     889                   770
     Construction in progress                                     222                 1,449
                                                          ------------          ------------
                                                                6,721                 6,313
     Less - accumulated depreciation and amortization          (2,888)               (1,636)
                                                          ------------          ------------
     Net property, plant and equipment                         $3,833                $4,677
                                                          ============          ============

On January 31, 1996, the Company sold land and building related to its Colorado facility. In March 1996, the Company transferred land and construction costs totaling $2,315 to MVE. In May 1996, the Company moved into the new production facility in Minnesota and is leasing the facility from MVE.

Revenue Recognition

Revenue is generally recognized upon shipment of goods. One of the Company's customers represented approximately 36% in the ten months ended December 31, 1996, two of the Company's customers approximated 38% and 12% in the fiscal year ended February 29, 1996, and 45% and 10% in the fiscal year ended February 28, 1995 of the Company's net sales.

Research and Development Costs

The Company expenses all research and development costs in the period incurred.

Warranty Costs

The Company warrants most of its products against defects in materials and workmanship under normal use and service for periods extending to five years. The Company maintains reserves for warranty costs based on its experiences.

Income Taxes

The Company files a consolidated federal income tax return with MVE and MVE Holdings, Inc. The Company is operating under the provisions of a tax sharing arrangement that requires it to pay taxes to or receive refunds from MVE based on the Company's taxable income determined as if the Company were a separate company. Income taxes payable or refundable is reflected in the accompanying consolidated balance sheets as due to MVE.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disclosure About Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The fair value of the long-term debt obligations approximates the carrying value based on the maturity and security of the related obligations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as plant depreciable lives, tax provisions and reserves, uncollectible accounts and warranty liabilities. As better information becomes available, or accrual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Long-Lived Assets and Goodwill

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value (See Note 9). Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $5,949 at February 29, 1996.

Reclassifications

Certain amounts in the financial statements for fiscal years ended February 29, 1996 and February 28, 1995 have been reclassified to conform to the presentation of financial statements for the ten months ended December 31, 1996. These reclassifications had no effect on the Company's financial position or results of operations.

Change in Fiscal Year

On January 17, 1997, the Board of Directors of CAIRE, Inc. adopted a resolution to change the fiscal year of the Company from the last day in February to a calendar year. The change in fiscal year is effective for the fiscal year ended December 31, 1996.

2.  Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:

                                 December 31,     February 29,
                                     1996             1996
                                 ------------     ------------
                 Compensation          $  562           $  223
                 Warranty                 583              536
                 Interest                 760              409
                 Other                    234              954
                                       ------           ------
                                       $2,139           $2,122
                                       ======           ======

3.  Convertible Preferred Stock:

The Preferred Stock is convertible into 404,027 shares of the Company's common stock, votes with the common stock as to all matters and carries a $23.56 per share annual dividend which is limited to the Company's net available cash flow, as defined by the merger agreement summarized in Note 1. The Company paid dividends of $3,251 during the year ended February 28, 1995. No dividends were accrued at December 31, 1996 and February 29, 1996 due to dividends not being declared by the Company's Board of Directors. The Company is prohibited from paying common stock dividends until all Preferred Stock dividends are paid. The Preferred Stock has a liquidation preference of $65,309 at December 31, 1996 plus accrued and unpaid dividends, which will decline over time by the cumulative present value of dividends actually paid, discounted at 12% per year back to the merger date. The Preferred Stock must be converted upon the election of MVE to have certain MME debt converted to common stock or a public offering by the Company of at least $10,000, reflecting a market capitalization for the Company of at least $45,000.

4.  Long-Term Debt:

Long-term debt consists of the following:
                                                                          December 31,        February 29,
                                                                              1996             1996
                                                                          ------------        ------------
7% exchangeable note payable, including accrued interest, with
  principal and interest payable August 1, 1998                               $ 5,826             $ 5,551
Unsecured note payable to MVE, due February 1998 or upon default by
  MVE under the working capital commitment described below, interest due quarterly at a bank's reference rate plus 1% (9.25% at
  December 31, 1996)                                                            4,500               4,500
Note payable, collateralized by land, due May 1, 1996                                                 873
10% subordinated debentures, interest payable semiannually, subject to 10% per year mandatory redemption beginning 1997; debentures
  mature May 1, 2001                                                              418                 418
Capitalized lease obligations, payable in varying monthly
  installments through April 1997 with interest rates ranging from
  5% to 6%                                                                        431                 435
                                                                          ------------         -----------
       Total  debt                                                             11,175              11,777
                                                                          ------------         -----------
Less- current maturities                                                         (508)               (913)
                                                                          ------------         -----------
       Long-term debt                                                         $10,667             $10,864
                                                                          ============         ===========

The Company and MVE have a joint $20,000 working capital agreement which is collateralized by substantially all the current assets of the Company and MVE. The interest rate on working capital advances is based upon the prime lending rate plus .5% for average borrowings of $5,000 or less, plus 1.0% for average borrowings of between $5,000 and $10,000 and plus 1.5% for average borrowings of greater than $10,000. The Company's portion of the aggregate outstanding working capital advances is limited to the lesser of $12,000 or the calculated borrowing base. The borrowing base consists of "qualified accounts receivable" and "eligible inventory" as defined by the agreement. The working capital agreement will expire February 14, 1998. MVE and the Company are charged a quarterly fee based on an annualized rate of .5% of the unused portion of the commitment. There are no borrowings outstanding on the working capital agreement at December 31, 1996 and February 29, 1996. The working capital agreement contains certain covenants which restrict capital expenditures, borrowings and disposition of assets. As of December 31, 1996 and February 29, 1996, the Company and MVE were in compliance with or had obtained waivers for all financial covenants.

The minimum annual maturities of long-term debt at December 31, 1996 are as follows:

          1997                          $   508
          1998                           10,458
          1999                               52
          2000                               58
          2001                               64
          Thereafter                         35
                                      ---------
                                        $11,175
                                      =========

5.  Income Taxes:

Income tax provision (benefit) consists of the following:

                              December 31,        February 29,      February 28,
                                 1996                 1996              1995
                              ------------        ------------      ------------

     Current:
       Federal                    $(2,445)              $ 852            $1,519
       State                         (220)                133               170
                              ------------        ------------      ------------
                                   (2,665)                985             1,689
     Deferred                         116                (148)             (452)
                              ------------        ------------      ------------
                                  $(2,549)              $ 837            $1,237
                              ============        ============      ============

Income tax provision (benefit) at the federal statutory rate differed from the effective tax rate as follows for the ten months ended December 31, 1996, and for the years ended February 29, 1996 and February 28, 1995:

                                                               December 31,  February 29,  February 28,
                                                                   1996          1996          1995
                                                               -----------   ------------  ------------
Income tax provision (benefit) at federal statutory rate         $(5,308)        $ 641       $1,078
Increase (reduction) attributable to:
  Nondeductible goodwill                                           2,450           643          529
  State taxes net of federal benefit                                (178)           88          112
  Change in valuation allowance                                                   (606)        (348)
  Other, net                                                         487            71         (134)
                                                               -----------   ------------  ------------
          Income tax provision (benefit)                         $(2,549)        $ 837       $1,237
                                                               ===========   ============  ============

The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                                                             December 31,  February 29,
                                                                                 1996         1996
                                                                             ------------  ------------
          Accrued compensation                                                      $169
          Inventory reserves                                                         384          $167
          Depreciable assets                                                        (690)         (296)
          Other accruals                                                              76           405
          Loss and credit carryforwards                                              551           551
          Warranty reserve                                                           221
                                                                             ------------  ------------
          Total deferred tax asset                                                   711           827
          Valuation allowance                                                       (551)         (551)
                                                                             ------------  ------------
          Net deferred tax asset                                                    $160          $276
                                                                             ============  ============

6.   Employee Benefit Plans:

MVE has two defined benefit pension plans covering certain employees of CAIRE. Pension expense has been allocated to the Company based on the percentage of CAIRE employees in each plan and aggregated $200, $81 and $59 for the ten months ended December 31, 1996, and for the years ended February 29, 1996 and February 28, 1995, respectively. The plans are in compliance with the applicable ERISA minimum funding requirements.

MVE has a 401(k) savings plan (the Plan) which covers certain employees of CAIRE who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. MVE may make matching contributions at the discretion of the Board of Directors. MVE did not make matching contributions to the Plan in the ten months ended December 31, 1996, or for the years ended February 29, 1996 or February 28, 1995. Approximately 60% of the plan assets are invested in equity securities and 40% in bonds as of December 31, 1996.

7.   Commitments and Contingencies:

Litigation

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8.   Related-Party Transactions:

During the ten months ended December 31, 1996, the Company purchased from MVE the medical bottles division for $2,303. The Company recorded net assets of $382 at MVE's historical cost and recorded the amount paid in excess over the historical cost as a charge to retained earnings.

Prior to March 1, 1996, pursuant to a supply agreement, MVE supplied the Company with bottles and reservoirs at prices that were subject to adjustment to reflect changes in steel prices, market conditions, and improvements in productivity by MVE or the Company. Effective February 29, 1996, the prices that the Company paid to MVE reflected MVE's actual cost.

Pursuant to a master services agreement, MVE provides the Company with substantial administrative, financial planning, material management, material testing, manufacturing support and customer support services. All such services are provided on a basis that approximates MVE's cost of rendering such services.

Total amounts paid to MVE under the supply agreement and master services agreement were $3,458, $9,284, and $10,802 in the ten months ended December 31, 1996, and the years ended February 29, 1996 and February 28, 1995, respectively.

The Company participates in a cash management program with MVE. The balance sheet account, due to MVE, represents amounts due resulting from the cost of services performed by MVE, inventory purchases from MVE, working capital funded through MVE and preferred stock dividends (as described in Note 3), net of excess cash deposited with MVE and tax benefits.

Effective May 1996, the Company began leasing the production facility from MVE. Rent expense for the ten months ended December 31, 1996 was $304.

9.   Other Expenses

Other expenses recorded in the ten months ended December 31, 1996 include the following:

          Debt Forgiveness            $ 3,722
          Goodwill write-offs           6,074
          Other                           299
                                      -------
                                      $10,095
                                      =======

Debt Forgiveness

Prior to December 1996, the Company made loans to a major supplier of components for its medical oxygen concentrators. The loans were to be repaid through future purchase credits from the supplier. In December 1996, the Company entered into a new agreement with the supplier which forgave $3,722 of the debt.

Goodwill Writedown

In December 1996, the Company recorded a goodwill writedown of $6,074. In connection with the change in ownership of MVE Holdings, Inc. in 1996, management undertook a strategic review of all business units. As a result of the review, goodwill was determined to have been impaired because of the financial condition of certain medical and industrial business units and the company's inability to generate future operating income from these business units. Moreover, anticipated future cash flow of these business units indicate that the recoverability of the goodwill is not reasonably assured. Prior to December of 1996, goodwill was amortized using the straight-line method over 20 years.

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number
---------

3.1    Certificate of Incorporation of MVE Holdings, Inc. as amended

3.2 Certificate of Designations of the 12 1/2% Class A Cumulative Convertible Participating Preferred Stock of MVE Holdings, Inc.

3.3 Certificate of Designations of the 10% Class B Cumulative Preferred Stock of MVE Holdings, Inc.

3.4    Bylaws of MVE Holdings, Inc. (1)

3.5    Certificate of Incorporation of MVE, Inc. as amended

3.6    Bylaws of MVE, Inc. as amended

4.1    Indenture with respect to 12  1/2% Senior Secured Notes due 2002 (2)

4.2    Form of 12 1/2% Senior Secured Notes due 2002 (included in Exhibit
       4.1) (2)

4.3    Senior Secured Note Pledge Agreements (included in Exhibit 4.1) (2)

4.4    Amendment to Senior Secured Note Pledge Agreements (1)

4.5 Warrant Agreement between MVE Holdings, Inc. and American Bank National Association, as warrant agent (2)

4.6 Form of Warrant to purchase common stock of MVE Holdings, Inc. (included in Exhibit 4.5) (2)

10.1 Credit Agreement among Bank One, Milwaukee, National Association, MVE, Inc. and CAIRE, Inc. (2)

10. Recapitalization Agreement dated July 22, 1996 among MVE Holdings, Inc., MVE, Inc., MVE Investors LLC and the stockholders of Holdings named therein

10. First Amendment to Recapitalization agreement dated August 27, 1996 among MVE Holdings, Inc., MVE, Inc., MVE Investors LLC and the stockholders of Holdings named therein

10. Joinder Agreement dated August 27, 1996 among MVE Holdings, Inc., MVE, Inc., MVE Investors LLC and the stockholders of Holdings named therein

10. Stockholders' Agreement dated August 27, 1996 among MVE Holdings, Inc., MVE Investors LLC and the continuing stockholders of Holdings named therein

10. Consulting and Non-Competition Agreement dated August 27, 1996 between MVE Holdings, Inc. and Robert E. Cieslukowski

10. Non-Competition Agreement dated August 27, 1996 between MVE Holdings, Inc. and Clemence J. Schoenbauer

10. Employment and Non-Competition Agreement dated August 27, 1996 between MVE, Inc. and H. Michael Lutgen

10. *Stock Option Agreement dated August 27, 1996 between MVE Holdings, Inc. and John J. Pint

10. *Loan and Pledge Agreement dated August 27, 1996 between MVE Holdings, Inc. and John J. Pint

10. *Promissory Note dated August 27, 1996 from John J. Pint to the order of MVE Holdings, Inc.

10. *1997 Incentive and Stock Option Plan, including form of option agreement, of MVE Holdings, Inc.

10.    *1996 MVE Holdings, Inc. Deferred Stock Bonus Plan

10.    [Lease(s) for property described in 10-K]

10.    [Loan Agreement with The Burnsville Economic Development Authority]

21     Subsidiaries of Registrants

23     [Consent of Independent Auditors]

* Denotes management contracts and compensatory plans, contracts and arrangements.

(1)  Incorporated by reference to the Registrants' Annual Report or Form
   10-K for the fiscal year ended February 29, 1996 (SEC File Number 33-84262)

(2)  Incorporated by reference to the Registrants' Annual Report or Form
   10-K for the fiscal year ended February 28, 1995 (SEC File Number 33-84262)