Form 10-Q
period 1997-03-31
MVE HOLDINGS INC; MVE INC
filed 1997-05-14
CIK 930404, 930406

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
[_] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 1997

                                       OR
[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                       Commission file Number:  33-84262

                       _________________________________

          MVE HOLDINGS, INC.                            MVE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED    (EXACT NAME OF REGISTRANT AS SPECIFIED
           IN ITS CHARTER)                           IN ITS CHARTER)

   DELAWARE            41-1641718               DELAWARE            41-1396485
(State or other      (IRS Employer           (State or other      (IRS Employer
jurisdiction of      Identification          jurisdiction of      Identification
incorporation or        Number)              incorporation or         Number)
   organization)                              organization)

                        TWO APPLETREE SQUARE, SUITE 100
                            8011 34TH AVENUE, SOUTH
                            BLOOMINGTON, MN  55425
                   (Address of principal executive offices)

                          TELEPHONE:  (612) 853-9600
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

                               Yes ___   No ___


                     Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         OUTSTANDING AT
                            CLASS        MARCH 31, 1997
                      -----------------  --------------
MVE Holdings, Inc.      Common Stock     175,502 Shares
MVE, Inc.               Common Stock      1,000 Shares
MVE Holdings, Inc.    Preferred A Stock   4,700 Shares
MVE Holdings, Inc.    Preferred B Stock    833 Shares

NOTE: The duty of each of MVE Holdings, Inc., a Delaware corporation ("Holdings") and MVE, Inc. also a Delaware corporation ("MVE"), to file reports under Section 15(d) of the securities Exchange Act of 1934, as amended (the "Exchange Act"), has been suspended. Holdings and MVE are voluntarily filing this quarterly report under cover of Form 10-Q. Please be advised that this report does not include all the information required to be included in a quarterly report on Form 10-Q filed pursuant to Section 13 or 15(d) of the Exchange Act.


                        PART 1.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)

                                                              March 31,         December 31,
                                                                1997               1996
                                                            --------------   -----------------
                                                             (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   8,881           $  10,505
  Accounts receivable, net of allowance
   for doubtful accounts                                            30,050              26,958
  Inventories                                                       28,547              28,091
  Prepaid expenses                                                   1,199               1,227
  Income tax refund receivable                                       3,103               3,102
  Deferred income taxes                                              6,740               6,740
                                                            --------------   -----------------
          Total current assets                                      78,520              76,623

PROPERTY, PLANT AND EQUIPMENT                                       44,442              42,388
  Less-Accumulated depreciation and amortization                   (16,111)            (15,376)
                                                            --------------   -----------------
          Net property, plant and equipment                         28,331              27,012

GOODWILL, net                                                       25,490              26,001

OTHER ASSETS, net                                                   12,229              12,540
                                                            --------------   -----------------
          Total assets                                           $ 144,570           $ 142,176
                                                            ==============   =================

                LIABILITIES AND
                 STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $   3,747           $   3,633
  Accounts payable                                                  19,192              18,090
  Accrued expenses and other liabilities                            20,007              24,988
                                                            --------------   -----------------
          Total current liabilities                                 42,946              46,711

LONG-TERM DEBT, net of current
 maturities                                                        148,433             143,009
DEFERRED INCOME TAXES                                                1,887               1,887
OTHER NONCURRENT LIABILITIES                                         5,958               4,159
                                                            --------------   -----------------
          Total liabilities                                        199,223             195,766

MINORITY INTEREST                                                      324                 320
SERIES A CONVERTIBLE REDEEMABLE                                     47,000              47,000
 PREFERRED STOCK
SERIES B CONVERTIBLE PREFERRED STOCK                                 8,331               8,331

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Notes receivable from shareholders                                (2,000)             (2,000)
  Common stock                                                           2                   2
  Additional paid-in deficit                                          (449)               (449)
  Common stock warrants                                                168                 168
  Accumulated deficit                                             (108,029)           (106,962)
                                                            --------------   -----------------
          Total stockholders' deficit                             (110,308)           (109,241)
                                                            --------------   -----------------
          Total liabilities and stockholders' deficit            $ 144,570           $ 142,176
                                                             ==============   =================

   The accompanying notes are an integral part of these consolidated balance sheets.

                          MVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)

                                                             March 31,   December 31,
                                                               1997          1996
                                                            ----------   ------------
                                                            (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  2,260       $  3,054
  Accounts receivable, net allowance
   for doubtful accounts                                        29,953         26,958
  Inventories                                                   28,547         28,091
  Prepaid expenses                                               1,199          1,227
  Income tax refund receivable                                   3,103          3,102
  Deferred income taxes                                          6,740          6,740
                                                            ----------   ------------
          Total current assets                                  71,802         69,172

PROPERTY, PLANT AND EQUIPMENT                                   44,442         42,388
  Less-Accumulated depreciation and
   amortization                                                (16,111)       (15,376)
                                                            ----------   ------------
              Net property, plant and
               equipment                                        28,331         27,012

DUE FROM MVE HOLDINGS, INC.                                     31,015         31,015

GOODWILL, net                                                   25,490         26,001

OTHER ASSETS, net                                               12,229         12,540
                                                            ----------   ------------
          Total assets                                        $168,867       $165,740
                                                            ==========   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                        $  3,747       $  3,633
  Accounts payable                                              19,192         18,071
  Accrued expenses and other liabilities                        20,007         24,982
                                                            ----------   ------------
          Total current liabilities                             42,946         46,686

LONG-TERM DEBT, net of current                                 148,433        143,009
 maturities

DEFERRED INCOME TAXES                                            1,887          1,887

OTHER NONCURRENT LIABILITIES                                     1,969          1,041
                                                            ----------   ------------
          Total liabilities                                    195,235        192,623

MINORITY INTEREST                                                  324            320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                                        1              1
 Additional paid-in deficit                                     10,411         10,411
 Accumulated deficit                                           (37,104)       (37,615)
                                                            ----------   ------------
          Total stockholders' deficit                          (26,692)       (27,203)
                                                            ----------   ------------
          Total liabilities and stockholders' deficit         $168,867       $165,740
                                                            ==========   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Operations
                                (In Thousands)

                                                 (Unaudited)
                                        ----------------------------
                                         Three Months Ended March 31
                                        ----------------------------
                                              1997           1996
                                        --------------   -----------
NET SALES                                      $48,444       $49,047
COST OF SALES                                   33,562        34,521
                                        --------------   -----------
  Gross profit                                  14,882        14,526

OPERATING EXPENSES:
 Selling and marketing                           3,060         2,658
 General and administrative                      3,779         1,380
 Research and development                        1,733           898
 Amortization                                    1,013         1,371
                                        --------------   -----------
  Total operating expenses                       9,585         6,307
                                        --------------   -----------
  Operating income                               5,297         8,219

INTEREST INCOME                                   (160)
INTEREST EXPENSE                                 4,365         4,163
                                        --------------   -----------
  Income before income tax provision
   and minority interest                         1,092         4,056

INCOME TAX PROVISION                               472         1,642
                                        --------------   -----------
  Income before minority interest                  620         2,414

MINORITY INTEREST IN NET INCOME (LOSS)               4          (128)
                                        --------------   -----------
  Net income                                       616       $ 2,542
                                        --------------   -----------

PREFERRED STOCK DIVIDENDS                       (1,738)
                                        --------------   -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS                                $(1,122)      $ 2,542
                                        ==============   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MVE, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Operations
                                (In Thousands)

                                                 (Unaudited)
                                        ----------------------------
                                         Three Months Ended March 31
                                        ----------------------------
                                             1997           1996
                                        ---------------  -----------
                                           (Unaudited)
NET SALES                                       $48,444      $49,047
COST OF SALES                                    33,562       34,521
                                        ---------------  -----------
          Gross profit                           14,882       14,526

OPERATING EXPENSES:
  Selling and marketing                           3,060        2,658
  General and administrative                      3,779        1,380
  Research and development                        1,733          898
  Amortization                                    1,013        1,371
                                        ---------------  -----------
          Total operating expenses                9,585        6,307
                                        ---------------  -----------
          Operating income                        5,297        8,219

INTEREST EXPENSE                                  4,365        4,163
                                        ---------------  -----------
          Income before income tax
           provision and minority
           interest                                 932        4,056

INCOME TAX PROVISION                                472        1,642
                                        ---------------  -----------
          Income before minority
           interest                                 460        2,414

MINORITY INTEREST IN NET INCOME                       4         (128)
                                        ---------------  -----------
          Net income                            $   456      $ 2,542
                                        ===============  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Cash Flows
                                (In Thousands)

                                                              (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
OPERATING ACTIVITIES:
  Net income before preferred stock dividends             $    616     $  2,542
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                            1,766        2,254
    Minority interest                                            4         (127)
    Interest on exchangeable debt                               82           81
    Deferred income tax benefit                                  0         (478)
    Gain on disposition of assets                                          (212)
    Change in operating assets and liabilities:
      Accounts receivable                                   (3,093)      (3,264)
      Inventories                                             (456)         311
      Prepaid expenses                                          28          278
      Accounts payable                                       1,102        3,841
      Accrued expenses and other liabilities                (4,981)      (2,850)
    Changes in other non-current liabilities                   226           67
                                                         ----------   ----------

       Net cash provided by (used in) operating
        activities                                          (4,706)       2,443


INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                3
  Purchase of property, plant, and equipment                (2,072)      (1,602)
  Purchase of other assets                                    (191)      (1,254)
                                                         ----------   ----------

       Net cash used in investing activities                (2,263)      (2,853)


FINANCING ACTIVITIES:
  Borrowings under working capital agreement                52,931       51,721
  Repayments under working capital agreement               (47,459)     (51,762)
  Proceeds from issuance of long-term debt                                  873
  Repayment of long-term debt                                 (242)        (894)
  Changes in other non-current assets and liabilities          115           53
                                                         ----------   ----------

       Net cash provided by (used in) financing
        activities                                           5,345           (9)
                                                         ----------   ----------

       Net decrease in cash and cash equivalents            (1,624)        (419)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              10,505        1,053
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  8,881     $    634
                                                         ==========   ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                               $  7,612     $  7,259
     Cash paid for taxes                                  $    149     $    674

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MVE, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Cash Flows
                            (Dollars in thousands)

                                                              (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
OPERATING ACTIVITIES:
  Net income                                              $    456     $  2,542
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                            1,766        2,254
    Minority interest                                            4         (127)
    Interest on exchangeable debt                               82           81
    Deferred income tax benefit                                            (478)
    Gain on disposition of assets                                          (212)
    Change in operating assets and liabilities:
      Accounts receivable                                   (2,996)      (3,264)
      Inventories                                             (456)         311
      Prepaid expenses                                          28          278
      Accounts payable                                       1,121        3,841
      Accrued expenses and other liabilities                (4,975)      (2,850)
    Changes in other non-current liabilities                   226           67
                                                         ----------   ----------

       Net cash provided by (used in) operating
        activities                                          (4,744)      (2,443)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                3
  Purchases of property, plant, and equipment               (2,072)      (1,602)
  Purchase of other assets                                    (191)      (1,254)
                                                         ----------   ----------

       Net cash used in investing activities                (2,263)      (2,853)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                52,931       51,721
  Repayments under working capital agreement               (47,459)     (51,762)
  Proceeds from issuance of long-term debt                                  873
  Repayment of long-term debt                                 (242)        (894)
  Changes in other non-current assets and liabilities          983           53
                                                         ----------   ----------

       Net cash provided by (used in) financing
        activities                                           6,213           (9)
                                                         ----------   ----------

       Net increase (decrease) in cash and cash
        equivalents                                           (794)        (419)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,054        1,053
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  2,260     $    634
                                                         ==========   ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $  7,612     $  7,259
     Cash paid for taxes                                  $    149     $    674

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MVE HOLDINGS, INC. AND MVE, INC. AND SUBSIDIARIES
                          NOTES TO INTERIM UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1.   Description of Business and General Information

     In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of March 31, 1997 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by Holdings and the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Holdings and the Company and their subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited financial statements have been omitted from these interim financial statements. While management of Holdings and the Company believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' and the Company's latest annual report on Form 10-K.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 and 1996

Net Sales
---------

Net sales for the quarter ended March 31, 1997 decreased 1.2% to $48.4 million from $49.0 million in the comparable period in 1996.

Industrial Products: Net sales for the quarter ended March 31, 1997 increased 9.0% to $31.6 million from $29.0 million in the comparable period in 1996. The increase is primarily attributable to the Company's acquisition, in November 1996, of a subsidiary located near Sydney, Australia. This subsidiary had sales of approximately $2.4 million during the quarter ended March 31, 1997. These sales primarily consisted of very large cryogenic tanks and tanker trailers sold to customers in Australia and southeast Asia.

Distributed Products: Net sales for the quarter ended March 31, 1997 decreased 15.2% to $10.6 million from $12.5 million in the comparable period in 1996. The decrease is primarily attributable to decreases in the sales of AURA panels. Sales of biological storage systems and insulated liquid nitrogen gas storage containers decreased slightly quarter to quarter and were offset by increases in the sales of restaurant CO\\2\\products. Sales of AURA panels were $121,000 for the quarter ended March 31, 1997 compared to $1.4 million for the quarter ended March 31, 1996. The sales of Aura panels have been discontinued.

Medical Products: Net sales for the quarter ended March 31, 1997 decreased 17.1% to $6.3 million from $7.6 million in the comparable period in 1996. This lower level of sales results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delay of the introduction of a new concentrator product which occurred in late 1996.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 30.7% for the quarter ended March 31, 1997 from 29.6% in the comparable period in 1996.

Industrial Products: Gross margin increased to 26.9% for the quarter ended March 31, 1997 from 22.1% in the comparable period in 1996. The increase is attributable to reduced material costs, lower overhead spending and improved manufacturing efficiencies.

Distributed Products: Gross margin decreased to 43.1% for the quarter ended March 31, 1997 from 49.5% in the comparable period in 1996. The decrease is primarily attributable to favorable year-end adjustments made in February 1996 (fiscal year 1997) offset by improved manufacturing efficiencies.

Medical Products: Gross margin increased to 29.2% for the quarter ended March 31, 1997 from 25.8% in the comparable period in 1996. The increase is primarily attributable to higher manufacturing efficiencies and lower overhead costs.

Operating Expenses
------------------

Operating expenses for the quarter ended March 31, 1997 were $9.6 million or 19.8% of net sales compared to $6.3 million or 12.9% of net sales for the same period one year ago. The increase in operating expense is primarily attributable to favorable, year-end, non-recurring adjustments of $1.8 million made in January and February 1996, additional expenses of $560,000 associated with the expansion of the Company's business into the Pacific Rim and other net spending increases of approximately $928,000.


Operating Income
----------------

Operating income decreased 35.6% to $5.3 million or 10.9% of net sales for the three months ended March 31, 1997 from $8.2 million or 16.8% of net sales in the comparable period in 1996. The decrease is primarily due to the decline in Medical Products sales and other factors noted in the Operating Expense discussion above.

Interest Expense
----------------

Interest expense was $4.4 million for the quarter ended March 31, 1997 and $4.2 million in the comparable period in 1996.

Income Taxes
------------

The effective income tax rate was 43.2% for the three months ended March 31, 1997 compared to 40.5% for the same period one year ago.

Net Income
----------

As a result of the above, net income (before preferred stock dividends) for the three months ended March 31, 1997 was $66,000 compared to a net income of $2.5 million in the comparable period in 1996.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 33.0% to $7.1 million or 14.6% of sales for the quarter ended March 31, 1997 from $10.6 million or 21.6% of sales in the comparable period of 1996. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $4.7 million for the three months ended March 31, 1997 compared to cash used of $2.4 million in the same period one year ago.

Working capital was $35.6 million and $29.9 million at March 31, 1997 and December 31, 1996, respectively.

The Company invested $2.3 million in the three months ended March 31, 1997 compared to $2.9 million in the same period one year ago.

Cash provided by financing activities was $5.3 million for the three months ended March 31, 1997. No cash was used or provided in the same period one year ago. The Company is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         None.

(b)      Reports on Form 8-K.

         None.


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


                              MVE HOLDINGS,  INC.


DATE:                                    /s/ J. David O'Halloran
                                        ----------------------------------------
                                        J. David O'Halloran
                                        President and Chief Executive Officer



                                         /s/ William Priesmeyer
                                        ----------------------------------------
                                        William Priesmeyer
                                        Chief Financial Officer


                                  MVE, INC.


DATE:                                    /s/ J. David O'Halloran
                                        ---------------------------------------
                                        J. David O'Halloran
                                        President and Chief Executive Officer



                                         /s/ William Priesmeyer
                                        ---------------------------------------
                                        William Priesmeyer
                                        Chief Financial Officer