Form 10-Q
period 1997-06-30
MVE HOLDINGS INC; MVE INC
filed 1997-08-14
CIK 930404, 930406

                     SECURITIES AND  EXCHANGE  COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
 (Mark One)
[   ]  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934
                   For Quarterly Period Ended June 30, 1997

                                      OR
[   ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934
                   For the transition period from ___ to ___

                       Commission file Number:  33-84262

                           _________________________


             MVE HOLDINGS, INC.                               MVE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN           (EXACT NAME OF REGISTRANT AS
               ITS CHARTER)                           SPECIFIED IN ITS CHARTER)


   DELAWARE           41-1641718           DELAWARE            41-1396485
  (State or         (IRS Employer         (State or          (IRS Employer
     other          Identification          other            Identification
jurisdiction of         Number)        jurisdiction of           Number)
incorporation or                       incorporation or
 organization)                          organization)

                        TWO APPLETREE SQUARE, SUITE 100
                            8011 34TH AVENUE, SOUTH
                            BLOOMINGTON, MN  55425
                   (Address of principal executive offices)

                          TELEPHONE:  (612) 853-9600
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

                               Yes       No
                                   ---      ---

                     Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                 OUTSTANDING AT
                                      CLASS                      JUNE 30, 1997
MVE Holdings, Inc.              -----------------                --------------
MVE, Inc.                         Common Stock                   149,068 Shares
MVE Holdings, Inc.                Common Stock                    1,000 Shares
MVE Holdings, Inc.              Preferred A Stock                 4,700 Shares
                                Preferred B Stock                  797 Shares

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


                        PART 1.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In Thousands)


                                              June 30,          December 31,
                                                1997                1996
                                             ----------         ------------
                                             (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   4,848           $  10,505
  Accounts receivable, net of allowance
   for doubtful accounts                        32,352              26,958
  Inventories                                   28,615              28,091
  Prepaid expenses                               1,617               1,227
  Income tax refund receivable                   3,032               3,102
  Deferred income taxes                          6,740               6,740
                                             ---------           ---------
          Total current assets                  77,204              76,623

PROPERTY, PLANT AND EQUIPMENT                   47,011              42,388
  Less-Accumulated depreciation and
   amortization                                (17,030)            (15,376)
                                             ---------           ---------
          Net property, plant and               29,981              27,012
           equipment

GOODWILL, net                                   25,029              26,001

OTHER ASSETS, net                               11,966              12,540
                                             ---------           ---------
          Total assets                       $ 144,180           $ 142,176
                                             =========           =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt       $   3,311           $   3,633
  Accounts payable                              19,165              18,090
  Accrued expenses and other liabilities        21,294              24,988
                                             ---------           ---------
          Total current liabilities             43,770              46,711

LONG-TERM DEBT, net of current
 maturities                                    151,359             143,009
DEFERRED INCOME TAXES                            1,887               1,887
OTHER NONCURRENT LIABILITIES                     7,749               4,159
                                             ---------           ---------
          Total liabilities                    204,765             195,766

MINORITY INTEREST                                  324                 320
SERIES A CONVERTIBLE REDEEMABLE
 PREFERRED STOCK                                47,000              47,000
SERIES B CONVERTIBLE PREFERRED STOCK             7,971               8,331

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Notes receivable from shareholders            (2,000)             (2,000)
  Common stock                                       2                   2
  Additional paid-in deficit                      (449)               (449)
  Common stock warrants                            165                 168
  Accumulated deficit                         (113,598)           (106,962)
                                             ---------           ---------
          Total stockholders' deficit         (115,880)           (109,241)
                                             ---------           ---------
          Total liabilities and
           stockholders' deficit             $ 144,180           $ 142,176
                                             =========           =========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           MVE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                              June 30,          December 31,
                                                1997               1996
                                             ----------         ------------
                                             (Unaudited)
            ASSETS
Current Assets:
  Cash and cash equivalents                   $  1,824            $  3,054
  Accounts receivable, net allowance
   for doubtful accounts                        32,212              26,958
  Inventories                                   28,615              28,091
  Prepaid expenses                               1,617               1,227
  Income tax refund receivable                   3,032               3,102
  Deferred income taxes                          6,740               6,740
                                              --------            --------
          Total current assets                  74,040              69,172

Property, Plant and Equipment                   47,011              42,388
  Less-Accumulated depreciation and
   amortization                                (17,030)            (15,376)
                                              --------            --------
     Net property, plant and equipment          29,981              27,012

DUE FROM MVE HOLDINGS, INC.                     31,040              31,015

GOODWILL, net                                   25,029              26,001

OTHER ASSETS, net                               11,966              12,540
                                              --------            --------
          Total assets                        $172,056            $165,740
                                              ========            ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt        $  3,311            $  3,633
  Accounts payable                              19,165              18,071
  Accrued expenses and other liabilities        21,294              24,982
                                              --------            --------
          Total current liabilities             43,770              46,686

LONG-TERM DEBT, net of current                 151,359             143,009
 maturities

DEFERRED INCOME TAXES                            1,887               1,887

OTHER NONCURRENT LIABILITIES                     2,010               1,041
                                              --------            --------
          Total liabilities                    199,026             192,623

MINORITY INTEREST                                  324                 320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                        1                   1
 Additional paid-in deficit                     10,411              10,411
 Accumulated deficit                           (37,706)            (37,615)
                                              --------            --------
     Total stockholders' deficit               (27,294)            (27,203)
                                              --------            --------
     Total liabilities and
      stockholders' deficit                   $172,056            $165,740
                                              ========            ========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Operations
                                (In Thousands)



                                    (Unaudited)                     (Unaudited)
                             --------------------------       ------------------------
                             Three Months Ended June 30       Six Months Ended June 30
                             --------------------------       ------------------------
                                1997             1996           1997            1996
                             ---------         --------       --------        --------
NET SALES                      $50,501          $48,097        $98,945         $97,144
COST OF SALES                   35,954           34,143         69,516          68,664
                               -------          -------        -------         -------
          Gross profit          14,547           13,954         29,429          28,480

OPERATING EXPENSES:
  Selling and marketing          3,522            2,572          6,582           5,230
  General and
   administrative                4,951            3,544          8,847           5,064
  Research and development       1,514              735          3,130           1,493
  Amortization                   1,032            1,340          2,045           2,711
                               -------          -------        -------         -------
     Total operating expenses   11,019            8,191         20,604          14,498
                               -------          -------        -------         -------
     Operating income            3,528            5,763          8,825          13,982

INTEREST INCOME                   (109)                           (269)
INTEREST EXPENSE                 4,459            4,131          8,824           8,294
                               -------          -------        -------         -------
     Income (loss) before
      income tax provision
      (benefit) and minority
      interest                    (822)           1,632            270           5,688

INCOME TAX PROVISION (BENEFIT)    (370)           1,000            102           2,642
                               -------          -------        -------         -------
     Income (loss) before
      minority interest           (452)             632            168           3,046

MINORITY INTEREST IN NET
 INCOME (LOSS)                                       19              4            (109)
                               -------          -------        -------         -------
     Net income (loss)            (452)             613            164           3,155

PREFERRED STOCK DIVIDENDS        1,750                           3,488
                               -------          -------        -------         -------

NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS        $(2,202)         $   613        $(3,324)        $ 3,155
                               =======          =======        =======         =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MVE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Operations
                                (In Thousands)



                                           (Unaudited)                       (Unaudited)
                                   --------------------------        --------------------------
                                   Three Months Ended June 30         Six Months Ended June 30
                                   --------------------------        --------------------------
                                      1997             1996             1997             1996
                                   ---------        ---------        ---------         --------
NET SALES                           $50,501          $48,097          $98,945          $97,144
COST OF SALES                        35,954           34,143           69,516           68,664
                                    --------         --------         --------         --------
     Gross profit                    14,547           13,954           29,429           28,480

OPERATING EXPENSES:
  Selling and marketing               3,522            2,572            6,582            5,230
  General and administrative          4,951            3,544            8,847            5,064
  Research and development            1,514              735            3,130            1,493
  Amortization                        1,032            1,340            2,045            2,711
                                    --------         --------         --------         --------
     Total operating expenses        11,019            8,191           20,604           14,498
                                    --------         --------         --------         --------
     Operating income                 3,528            5,763            8,825           13,982

INTEREST EXPENSE                      4,459            4,131            8,824            8,294
                                    --------         --------         --------         --------
     Income (loss) before
      income tax provision
      (benefit) and minority
      interest                         (931)           1,632                1            5,688

INCOME TAX PROVISION (BENEFIT)         (370)           1,000              102            2,642
                                    --------         --------         --------         --------
     Income (loss) before
      minority interest                (561)             632             (101)           3,046

MINORITY INTEREST IN NET INCOME
 (LOSS)                                                   19                4             (109)
                                    --------         --------         --------         --------
     Net income (loss)              $  (561)         $   613          $  (105)         $ 3,155
                                    ========         ========         ========         ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Cash Flows
                                (In Thousands)


                                               (Unaudited)
                                            Six Months Ended
                                                 June 30,
                                          --------------------
                                            1997        1996
                                          --------   ---------

OPERATING ACTIVITIES:
  Net income before preferred stock
   dividends                              $    164   $   3,155
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
    Depreciation and amortization            3,635       4,462
    Minority interest                            4        (109)
    Interest on exchangeable debt              165         163
    Deferred income tax benefit                           (478)
    Loss (gain) on disposition of assets        66        (208)
    Change in operating assets and
     liabilities:
      Accounts receivable                   (5,500)     (1,498)
      Inventories                             (332)     (2,175)
      Prepaid expenses                        (388)         11
      Accounts payable                         915       4,531
      Accrued expenses and other
       liabilities                          (3,707)       (477)
    Changes in other non-current
     liabilities                               551          98
                                          --------   ---------

        Net cash provided by (used in)
         operating activities               (4,427)      7,475

INVESTING ACTIVITIES:
  Proceeds from sale of assets                 219           1
  Purchase of property, plant, and
   equipment                                (4,458)     (5,001)
  Purchase of other assets                    (380)     (2,752)
                                          --------   ---------

        Net cash used in investing
         activities                         (4,619)     (7,752)

FINANCING ACTIVITIES:
  Borrowings under working capital
   agreement                               103,976     105,346
  Repayments under working capital
   agreement                               (95,347)   (106,951)
  Proceeds from issuance of long-term
   debt                                                  3,023
  Repayment of long-term debt               (1,525)     (1,324)
  Purchase of common stock warrants            (13)
  Purchase of treasury stock                (3,183)
  Purchase of preferred stock                 (493)
  Changes in other non-current assets
   and liabilities                             (26)       (117)
                                          --------   ---------

        Net cash provided by (used in)
         financing activities                3,389         (23)
                                          --------   ---------

        Net decrease in cash and cash
         equivalents                        (5,657)       (300)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                     10,505       1,053
                                          --------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $  4,848   $     753
                                          ========   =========
Supplemental Disclosure of Cash Flow
 Information:
        Cash paid for interest            $  8,057   $   7,831
        Cash paid for taxes               $    166   $     813



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MVE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Cash Flows
                            (Dollars in thousands)

                                               (Unaudited)
                                            Six Months Ended
                                                June 30,
                                          --------------------
                                             1997       1996
                                          ---------  ---------
OPERATING ACTIVITIES:
  Net income (loss)                       $    (105) $   3,155
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization            3,635      4,462
     Minority interest                            4       (109)
     Interest on exchangeable debt              165        163
     Deferred income tax benefit                          (478)
     Loss (gain) on disposition of
      assets                                     66       (208)
     Change in operating assets and
      liabilities:
       Accounts receivable                   (5,385)    (1,498)
       Inventories                             (332)    (2,175)
       Prepaid expenses                        (388)        11
       Accounts payable                         934      4,531
       Accrued expenses and other
        liabilities                          (3,701)      (477)
     Changes in other non-current
      liabilities                               470         98
                                          ---------  ---------

         Net cash provided by (used in)
          operating activities               (4,637)     7,475

Investing activities:
  Proceeds from sale of assets                  219          1
  Purchases of property, plant, and
   equipment                                 (4,458)    (5,001)
  Purchase of other assets                     (380)    (2,752)
                                          ---------  ---------

         Net cash used in investing
          activities                         (4,619)    (7,752)

Financing activities:
  Borrowings under working capital
   agreement                                103,976    105,346
  Repayments under working capital
   agreement                                (95,347)  (106,951)
  Proceeds from issuance of long-term
   debt                                                  3,023
  Repayment of long-term debt                (1,525)    (1,324)
  Changes in other non-current assets
   and liabilities                              922       (117)
                                          ---------  ---------

         Net cash provided by (used in)
          financing activities                8,026        (23)
                                          ---------  ---------

         Net decrease in cash and cash
          equivalents                        (1,230)      (300)

Cash and cash equivalents, beginning of
 period                                       3,054      1,053
                                          ---------  ---------

Cash and cash equivalents, end of period   $  1,824  $     753
                                          =========  =========
Supplemental disclosure of cash flow
 information:
     Cash paid for interest                $  8,138  $   7,831
     Cash paid for taxes                   $    166  $     813


  The accompanying notes are an integral part of these condensed consolidated financial statements.

              MVE HOLDINGS,  INC. AND MVE, INC. AND SUBSIDIARIES
                          NOTES TO INTERIM UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1.   Description of Business and General Information

     In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of June 30, 1997 and the results of its operations and its cash flows for the six month periods ended June 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by Holdings and the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Holdings and the Company and their subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited financial statements have been omitted from these interim financial statements. While management of Holdings and the Company believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' and the Company's latest annual report under cover of Form 10-K.

2. Pursuant to an agreement entered into in June, 1997, between Holdings and certain shareholders, Holdings redeemed 25,373 shares of Common Stock for $125.456 per share and issued 13.31 shares of the 10% Class B Preferred stock in exchange for 1,061 shares of Common Stock.

     In addition, Holdings redeemed 49.33 shares of the 10% Class B Preferred Stock, each share having a liquidation preference of $10,000.

3. In March, 1997, Holdings purchased 430 of its outstanding Warrants for $30.10944 per Warrant.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 and 1996

Net Sales
---------

Net sales for the quarter ended June 30, 1997 increased 5.0% to $50.5 million from $48.1 million in the comparable period in 1996.

Industrial Products: Net sales for the quarter ended June 30, 1997 increased 6.6% to $32.4 million from $30.4 million in the comparable period in 1996. The increase is primarily attributable to the Company's acquisition, in November 1996, of a subsidiary located near Sydney, Australia. This subsidiary had sales of approximately $3.3 million during the quarter ended June 30, 1997. These sales primarily consisted of very large cryogenic tanks and tanker trailers sold to customers in Australia and southeast Asia. Sales of small pressure vessels increased $2.2 million and the new Orca product line was introduced in 1997. This increase was offset by a decrease in bulk tank sales.

Distributed Products: Net sales for the quarter ended June 30, 1997 decreased 1.8% to $10.7 million from $10.9 million in the comparable period in 1996. The decrease is primarily attributable to decreases in the sales of AURA panels. There were no sales of AURA panels for the quarter ended June 30, 1997 compared to $400,000 for the quarter ended June 30, 1996. The sales of AURA panels have been discontinued.

Medical Products: Net sales for the quarter ended June 30, 1997 increased 8.8% to $7.4 million from $6.8 million in the comparable period in 1996. Sales of concentrators increased $1.4 million between the two periods due to the introduction of a new concentrator product in late 1996. This increase was offset by decreasing sales of liquid oxygen resulting from continued uncertainty in oxygen reimbursement caused by governmental review of Medicare/Medicaid expenditures.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) decreased to 28.8% for the quarter ended June 30, 1997 from 29.0% in the comparable period in 1996.

Industrial Products: Gross margin increased to 25.5% for the quarter ended June 30, 1997 from 23.9% in the comparable period in 1996. The increase is primarily attributable to improved product mix and reduced manufacturing costs.

Distributed Products: Gross margin increased to 43.0% for the quarter ended June 30, 1997 from 40.8% in the comparable period in 1996. This increase is primarily due to lower margin sales of AURA panels in the second quarter of 1996. Sales of AURA panels were discontinued in the first quarter of 1997.

Medical Products: Gross margin decreased to 22.6% for the quarter ended June 30, 1997 from 33.0% in the comparable period in 1996. The decrease is primarily attributable to lower prices resulting from increased competition and governmental regulation, as well as a change in the mix of medical products sales, with lower margin concentrator sales replacing higher margin liquid sales.

Operating Expenses
------------------

Operating expenses for the quarter ended June 30, 1997 were $11.0 million or 21.8% of net sales compared to $8.2 million or 17.0% of net sales for the same period one year ago. The increase in operating expense is primarily attributable to additional expenses of $1.0 million associated with the expansion of the Company's business into the Pacific Rim and other net spending increases of approximately $1.8 million.

Operating Income
----------------

Operating income decreased 38.8% to $3.5 million or 7.0% of net sales for the quarter ended June 30, 1997 from $5.8 million or 12.0% of net sales in the comparable period in 1996. The decrease is primarily due to the factors noted in the Operating Expenses discussion above.

Interest Expense
----------------

Interest expense was $4.5 million for the quarter ended June 30, 1997 and $4.1 million in the comparable period in 1996.

Income Taxes
------------

The effective income tax rate was 45.0% for the quarter ended June 30, 1997 compared to 61.3% in the comparable period in 1996.

Net Income
----------

As a result of the above, net loss (before preferred stock dividends) for the quarter ended June 30, 1997 was $452,000 compared to a net income of $613,000 in the comparable period in 1996.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 32.5% to $5.4 million or 10.7% of sales for the quarter ended June 30, 1997 from $8.0 million or 16.6% of sales in the comparable period of 1996. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above.


Six Months Ended June 30, 1997 and 1996

Net Sales
---------

Net sales for the six months ended June 30, 1997 increased 1.9% to 98.9 million from 97.1 million in the comparable period in 1996.

Industrial Products: Net sales for the six months ended June 30, 1997 increased 7.7% to $64.0 million from $59.4 million in the comparable period in 1996. The increase is primarily attributable to the Company's acquisition, in November 1996, of a subsidiary located near Sydney, Australia. This subsidiary had sales of approximately $5.9 million during the six months ended June 30, 1997. These sales primarily consisted of very large cryogenic tanks and tanker trailers sold to customers in Australia and southeast Asia. Sales of small pressure vessels increased $3.8 million and the new Orca product line was introduced in 1997. This increase was offset by a decrease in bulk tank sales.

Distributed Products: Net sales for the six months ended June 30, 1997 decreased 9.4% to $21.3 million from $23.3 million in the comparable period in 1996. The decrease is primarily attributable to decreases in the sales of AURA panels. Sales of AURA panels were $135,000 for the six months ended June 30, 1997 compared to $1.9 million for the six months ended June 30, 1996. The sales of AURA panels have been discontinued.

Medical Products: Net sales for the six months ended June 30, 1997 decreased 5.6% to $13.6 million from $14.4 million in the comparable period in 1996.
Sales of concentrators increased $1.7 million between the two periods due to the introduction of a new concentrator product in late 1996. This increase was offset by a $2.5 million decrease in liquid oxygen sales resulting from continued uncertainty in oxygen reimbursement caused by governmental review of Medicare/Medicaid expenditures.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 29.7% for the six months ended June 30, 1997 from 29.3% in the comparable period in 1996.

Industrial Products: Gross margin increased to 26.5% for the six months ended June 30, 1997 from 23.7% in the comparable period in 1996. The increase is attributable to changes in the mix of products and decreased manufacturing costs.

Distributed Products: Gross margin decreased to 43.0% for the six months ended June 30, 1997 from 44.5% in the comparable period in 1996. The decrease is primarily attributable to favorable adjustments made in February 1996 which were partially offset by improved manufacturing efficiencies.

Medical Products: Gross margin decreased to 25.6% for the six months ended June 30, 1997 from 29.2% in the comparable period in 1996. The decrease is primarily attributable to lower pricing as a result of increased competition and governmental regulation and due to a change in the mix of medical products sales, with lower margin concentrator sales replacing higher margin liquid sales.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 1997 were $20.6 million or 20.8% of net sales compared to $14.5 million or 14.9% of net sales for the same period one year ago. The increase in operating expense is primarily attributable to favorable, non-recurring adjustments of $1.8 million made in January and February 1996, additional expenses of $1.6 million associated with the expansion of the Company's business into the Pacific Rim and other net spending increases of approximately $2.7 million.

Operating Income
----------------

Operating income decreased 36.9% to $8.8 million or 8.9% of net sales for the six months ended June 30, 1997 from $14.0 million or 14.4% of net sales in the comparable period in 1996. The decrease is primarily due to the factors noted in the Operating Expense discussion above.

Interest Expense
----------------

Interest expense was $8.8 million for the six months ended June 30, 1997 and $8.3 million in the comparable period in 1996.

  Income Taxes
 -------------

The effective income tax rate was 37.8% for the six months ended June 30, 1997 compared to 46.4% in the comparable period in 1996.

Net Income
----------

As a result of the above, net income (before preferred stock dividends) for the six months ended June 30, 1997 was $164,000 compared to a net income of $3.2 million in the comparable period in 1996.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 31.7% to $12.5 million or 12.6% of sales for the six months ended June 30, 1997 from $18.4 million or 18.9% of sales in the comparable period of 1996. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $4.4 million for the six months ended June 30, 1997 compared to cash provided of $7.5 million in the same period one year ago. This resulted primarily from the Company's decrease in net income, increase in accounts receivable and decrease in liabilities.

Working capital was $33.4 million and $29.9 million at June 30, 1997 and December 31, 1996, respectively.

The Company invested $4.6 million in the six months ended June 30, 1997 compared to $7.8 million in the same period one year ago. Lower investment in 1997 resulted primarily from loans advanced in 1996 to a major supplier.

Cash provided by financing activities was $3.4 million for the six months ended June 30, 1997 compared to $23,000 used in the same period one year ago. This resulted from higher borrowings under the working capital agreement less the cash used to redeem common and preferred stock by MVE Holdings, Inc. The Company is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained. The Company's agreement governing its revolving line of credit expires in February 1998. The Company is currently in negotiation with and has obtained a commitment from a commercial lender to replace its current $40 million revolving facility.

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


                                        MVE HOLDINGS,  INC.


DATE: August 14, 1997                   /s/ William Priesmeyer
                                        ----------------------------------------
                                        William Priesmeyer
                                        Chief Financial Officer


                                        MVE,  INC.


DATE: August 14, 1997                   /s/ William Priesmeyer
                                        ----------------------------------------
                                        William Priesmeyer
                                        Chief Financial Officer