Form 10-Q
period 1997-09-30
MVE HOLDINGS INC; MVE INC
filed 1997-11-14
CIK 930404, 930406

                    SECURITIES AND  EXCHANGE  COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
[ ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For Quarterly Period Ended September 30, 1997

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                       Commission file Number:  33-84262

                      -----------------------------------

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

                             Yes             No
                                 --------       -------


                     Applicable Only To Corporate Issuers:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                           Outstanding at
                            Class        September 30, 1997
                      -----------------  ------------------
MVE Holdings, Inc.      Common Stock       149,068 Shares
MVE, Inc.               Common Stock         1,000 Shares
MVE Holdings, Inc.    Preferred A Stock      4,700 Shares
MVE Holdings, Inc.    Preferred B Stock        797 Shares

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


                         PART 1.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS
         --------------------

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                September 30,           December 31,
                                                                                    1997                     1996
                                                                           --------------------      --------------------
                                                                                 (Unaudited)
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   5,630                 $  10,505
  Accounts receivable, net of allowance for doubtful accounts                            30,424                    26,958
  Inventories                                                                            26,830                    28,091
  Prepaid expenses                                                                        1,562                     1,227
  Income tax refund receivable                                                            1,701                     3,102
  Deferred income taxes                                                                   6,740                     6,740
                                                                           --------------------      --------------------
          Total current assets                                                           72,887                    76,623

PROPERTY, PLANT AND EQUIPMENT                                                            47,941                    42,388
  Less-Accumulated depreciation and amortization                                        (17,878)                  (15,376)
                                                                           --------------------      --------------------
          Net property, plant and equipment                                              30,063                    27,012

GOODWILL, net                                                                            24,519                    26,001

OTHER ASSETS, net                                                                        11,541                    12,540
                                                                           --------------------      --------------------
          Total assets                                                                $ 139,010                 $ 142,176
                                                                           ====================      ====================

                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                $   7,842                 $   3,633
  Accounts payable                                                                       18,833                    18,090
  Accrued expenses and other liabilities                                                 18,429                    24,988
                                                                           --------------------      --------------------
          Total current liabilities                                                      45,104                    46,711

LONG-TERM DEBT, net of current maturities                                               147,267                   143,009
DEFERRED INCOME TAXES                                                                     1,887                     1,887
OTHER NONCURRENT LIABILITIES                                                              1,565                     1,908
                                                                           --------------------      --------------------
          Total liabilities                                                             195,823                   193,515

MINORITY INTEREST                                                                           344                       320
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                                          53,710                    48,974
SERIES B CONVERTIBLE PREFERRED STOCK                                                      8,826                     8,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Notes receivable from shareholders                                                     (2,000)                   (2,000)
  Common stock                                                                                2                         2
  Additional paid-in deficit                                                               (449)                     (449)
  Common stock warrants                                                                     165                       168
  Accumulated deficit                                                                  (117,411)                 (106,962)
                                                                           --------------------      --------------------
          Total stockholders' deficit                                                  (119,693)                 (109,241)
                                                                           --------------------      --------------------
          Total liabilities and stockholders' deficit                                 $ 139,010                 $ 142,176
                                                                           ====================      ====================


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           MVE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                           September 30,          December 31,
                                                                               1997                   1996
                                                                      --------------------      -------------------
                                                                            (Unaudited)
           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  2,583                 $  3,054
  Accounts receivable, net allowance for doubtful accounts                          30,242                   26,958
  Inventories                                                                       26,830                   28,091
  Prepaid expenses                                                                   1,562                    1,227
  Income tax refund receivable                                                       1,701                    3,102
  Deferred income taxes                                                              6,740                    6,740
                                                                      --------------------      -------------------
          Total current assets                                                      69,658                   69,172

PROPERTY, PLANT AND EQUIPMENT                                                       47,941                   42,388
  Less-Accumulated depreciation and amortization                                   (17,878)                 (15,376)
                                                                      --------------------      -------------------
                Net property, plant and equipment                                   30,063                   27,012

DUE FROM MVE HOLDINGS, INC.                                                         31,015                   31,015

GOODWILL, net                                                                       24,519                   26,001

OTHER ASSETS, net                                                                   11,541                   12,540
                                                                      --------------------      -------------------
          Total assets                                                            $166,796                 $165,740
                                                                      ====================      ===================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                            $  7,842                 $  3,633
  Accounts payable                                                                  18,833                   18,071
  Accrued expenses and other liabilities                                            18,429                   24,982
                                                                      --------------------      -------------------
          Total current liabilities                                                 45,104                   46,686

LONG-TERM DEBT, net of current maturities                                          147,267                  143,009

DEFERRED INCOME TAXES                                                                1,887                    1,887

OTHER NONCURRENT LIABILITIES                                                         1,565                    1,041
                                                                      --------------------      -------------------
          Total liabilities                                                        195,823                  192,623

MINORITY INTEREST                                                                      344                      320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                                                            1                        1
 Additional paid-in deficit                                                         10,411                   10,411
 Accumulated deficit                                                               (39,783)                 (37,615)
                Total stockholders' deficit                                        (29,371)                 (27,203)
                                                                      --------------------      -------------------
                Total liabilities and stockholders' deficit                       $166,796                 $165,740
                                                                      ====================      ===================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                 (In Thousands)


                                                     (Unaudited)                         (Unaudited)
                                         --------------------------------       -----------------------------
                                              Three Months Ended Sept 30           Nine Months Ended Sept 30
                                         ---------------------------------      ------------------------------
                                               1997                1996               1997              1996
                                         --------------      -------------      -------------      -----------
NET SALES                                       $46,692            $48,244           $145,637         $145,388
COST OF SALES                                    33,881             34,460            103,397          103,124
                                         --------------      -------------      -------------      -----------
          Gross profit                           12,811             13,784             42,240           42,264

OPERATING EXPENSES:
  Selling and marketing                           3,400              2,816              9,982            8,046
  General and administrative                      5,029              7,444             13,876           12,509
  Research and development                        1,596                881              4,726            2,374
  Amortization                                    1,035              1,346              3,080            4,057
                                         --------------      -------------      -------------      -----------
          Total operating expenses               11,060             12,487             31,664           26,986
                                         --------------      -------------      -------------      -----------
          Operating income                        1,751              1,297             10,576           15,278

INTEREST INCOME                                    (193)                                 (462)
INTEREST EXPENSE                                  4,445              4,223             13,269           12,517
                                         --------------      -------------      -------------      -----------
          Income (loss) before income tax        (2,501)            (2,926)            (2,231)           2,761
           provision (benefit) and
           minority interest

INCOME TAX PROVISION (BENEFIT)                     (539)              (245)              (437)           2,397
                                         --------------      -------------      -------------      -----------
          Income (loss) before minority          (1,962)            (2,681)            (1,794)             364
           interest

MINORITY INTEREST IN NET INCOME
   (LOSS)                                            21                (43)                25             (152)
                                         --------------      -------------      -------------      -----------
          Net income (loss)                      (1,983)            (2,638)            (1,819)             516

PREFERRED STOCK DIVIDENDS                         1,826                                 5,314
                                         --------------      -------------      -------------      -----------

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                             $(3,809)           $(2,638)          $ (7,133)        $    516
                                         ==============      =============      =============      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Operations
                                 (In Thousands)


                                                       (Unaudited)                            (Unaudited)
                                                                                  ---------------------------------
                                                Three Months Ended Sept 30             Nine Months Ended Sept 30
                                           ---------------------------------      ---------------------------------
                                                 1997                1996               1997                1996
                                           --------------      -------------      --------------      -------------

NET SALES                                         $46,692            $48,244            $145,637           $145,388
COST OF SALES                                      33,881             34,460             103,397            103,124
                                           --------------      -------------      --------------      -------------
          Gross profit                             12,811             13,784              42,240             42,264

OPERATING EXPENSES:
  Selling and marketing                             3,400              2,816               9,982              8,046
  General and administrative                        5,029              4,895              13,876              9,960
  Research and development                          1,596                881               4,726              2,374
  Amortization                                      1,035              1,346               3,080              4,057
                                           --------------      -------------      --------------      -------------
          Total operating expenses                 11,060              9,938              31,664             24,437
                                           --------------      -------------      --------------      -------------
          Operating income                          1,751              3,846              10,576             17,827

INTEREST INCOME                                      (103)                                  (103)
INTEREST EXPENSE                                    4,445              4,223              13,269             12,517
                                           --------------      -------------      --------------      -------------
          Income (loss) before income tax          (2,591)              (377)             (2,590)             5,310
           provision (benefit) and
           minority interest

INCOME TAX PROVISION (BENEFIT)                       (539)              (245)               (437)             2,397
                                           --------------      -------------      --------------      -------------
          Income (loss) before minority            (2,052)              (132)             (2,153)             2,913
           interest

MINORITY INTEREST IN NET INCOME
    (LOSS)                                             21                (43)                 25               (152)
                                           --------------      -------------      --------------      -------------
          Net income (loss)                       $(2,073)           $   (89)           $ (2,178)          $  3,065
                                           ==============      =============      ==============      =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------------
                                                                                  1997                       1996
                                                                              ------------                ------------
OPERATING ACTIVITIES:
  Net income (loss) before preferred stock dividends                             $  (1,819)                  $     516
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                                  5,514                       6,736
      Minority interest                                                                 24                        (152)
      Interest on exchangeable debt                                                    247                         245
      Deferred income tax benefit                                                                                 (478)
      Loss (gain) on disposition of assets                                              60                         (61)
      Change in operating assets and liabilities:
           Accounts receivable                                                      (2,228)                       (742)
           Inventories                                                               1,453                      (2,656)
           Prepaid expenses                                                           (333)                         10
           Accounts payable                                                            583                       5,392
           Accrued expenses and other liabilities                                   (6,572)                     (2,808)
     Changes in other non-current liabilities                                          771                         119
                                                                              ------------                ------------

              Net cash provided by (used in) operating activities                   (2,300)                      6,121

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                         221                          77
  Purchase of property, plant, and equipment                                        (5,331)                     (8,689)
  Purchase of other assets                                                            (528)                     (2,654)
  Cash acquired from acquisition                                                                                   239
                                                                              ------------                ------------

              Net cash used in investing activities                                 (5,638)                    (11,027)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                                       154,386                     161,920
  Repayments under working capital agreement                                      (145,271)                   (159,559)
  Proceeds from issuance of long-term debt                                                                       4,400
  Repayment of long-term debt                                                       (1,939)                     (1,439)
  Proceeds from preferred stock sale                                                                            47,000
  Notes receivable from shareholders                                                                            (2,000)
  Purchase of common stock warrants                                                    (13)                     (2,638)
  Purchase of treasury stock                                                        (3,183)                    (33,638)
  Purchase of preferred stock                                                         (493)
  Changes in other non-current assets and liabilities                                 (424)                       (505)
                                                                              ------------                ------------

              Net cash provided by financing activities                              3,063                      13,541
                                                                              ------------                ------------

              Net (decrease) increase in cash and cash equivalents                  (4,875)                      8,635

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      10,505                       1,053
                                                                              ------------                ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   5,630                   $   9,688
                                                                              ============               =============
Supplemental Disclosure of Cash Flow Information:
          Cash paid for interest                                                 $  15,658                   $  15,308
          Cash paid for taxes                                                    $     170                   $   2,170

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           MVE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)

                                                                                            (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               --------------------------------------
                                                                                  1997                       1996
                                                                               ------------               -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                               $  (2,178)                $   3,065
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                                   5,514                     6,736
     Minority interest                                                                   24                      (152)
     Interest on exchangeable debt                                                      247                       245
     Deferred income tax benefit                                                                                 (478)
     Loss (gain) on disposition of assets                                                60                       (61)
     Change in operating assets and liabilities:
          Accounts receivable                                                        (2,046)                     (742)
          Inventories                                                                 1,453                    (2,656)
          Prepaid expenses                                                             (333)                       10
          Accounts payable                                                              602                     5,392
          Accrued expenses and other liabilities                                     (6,566)                   (2,808)
     Changes in other non-current liabilities                                           771                       119
                                                                               ------------               -----------

              Net cash provided by (used in) operating activities                    (2,452)                    8,670

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                          221                        77
  Purchases of property, plant, and equipment                                        (5,331)                   (8,689)
  Purchase of other assets                                                             (528)                   (2,654)
  Cash acquired from acquisition                                                                                  239
                                                                               ------------               -----------

              Net cash used in investing activities                                  (5,638)                  (11,027)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                                        154,386                   161,920
  Repayments under working capital agreement                                       (145,271)                 (159,559)
  Proceeds from issuance of long-term debt                                                                      4,400
  Repayment of long-term debt                                                        (1,939)                   (1,439)
  Changes in other non-current assets and liabilities                                   443                    (2,103)
                                                                               ------------               -----------

              Net cash provided by financing activities                               7,619                     3,219
                                                                               ------------               -----------

              Net (decrease) increase in cash and cash equivalents                     (471)                      862

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,054                     1,053
                                                                               ------------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   2,583                 $   1,915
                                                                               ============               ===========
Supplemental disclosure of cash flow information:
          Cash paid for interest                                                  $  15,658                 $  15,308
          Cash paid for taxes                                                     $     170                 $   2,170

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MVE HOLDINGS,  INC. AND MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. Description of Business and General Information

   In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of September 30, 1997 and the results of its operations and its cash flows for the nine month periods ended September 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full year.

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

3. In March, 1997, Holdings purchased 430 of its outstanding Warrants for $30.10944 per Warrant.


4. The Company's Series A and B Convertible Preferred Stock requires a non-cash payment-in-kind dividend to be accrued toward the value of the convertible Preferred Stock. This Accumulated Accrued dividend was $7.6 million and $2.3 million as of September 30, 1997, and December 31, 1996, respectively. The Company has recorded this dividend as an increase to the Convertible Preferred Stock and has reclassified the December 31, 1996 financial statements to conform to this presentation. The amounts are as follows:


                                           September 30,     December 31,
                                               1997             1996
                                           -------------     -------------

   Series A Convertible Preferred Stock    $6.7 million      $2.0 million
   Series B Convertible Preferred Stock    $ .9 million      $ .3 million
                                           ------------      ------------
                                           $7.6 million      $2.3 million
                                           ============      ============

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SUMMARY
-------

The Company develops, manufactures, markets and sells products which are grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 and 1996

Net Sales
---------

Net sales for the quarter ended September 30, 1997 decreased 3.1% to $46.7 million from $48.2 million in the comparable period in 1996.

Industrial Products: Net sales for the quarter ended September 30, 1997 decreased 2.4% to $29.0 million from $29.7 million in the comparable period in 1996. The decrease is primarily attributable to a $4.6 million decrease in bulk tank sales and an $.8 million decrease of small pressure vessels. Offsetting this decrease was the Company's acquisition, in November 1996, of a subsidiary located near Sydney, Australia. This subsidiary had sales of approximately $1.7 million during the quarter ended September 30, 1997. These sales primarily consisted of very large cryogenic tanks and tanker trailers sold to customers in Australia and southeast Asia. In addition, sales of vacuum jacketed pipe increased $.6 million and the new Orca and Environmental Chambers product lines were introduced in 1997, which increased sales $1.5 million and $.7 million, respectively.

Distributed Products: Net sales for the quarter ended September 30, 1997 increased 3.5% to $11.9 million from $11.5 million in the comparable period in 1996. The increase is primarily attributable to an $.8 million increase in liquid natural gas product sales over the same quarter last year. There were no sales of AURA panels for the quarter ended September 30, 1997 compared to $.4 million for the quarter ended September 30, 1996. The sales of AURA panels have been discontinued.

Medical Products: Net sales for the quarter ended September 30, 1997 decreased 17.1% to $5.8 million from $7.0 million in the comparable period in 1996. Sales of concentrators increased $.5 million between the two periods due to the introduction of a new concentrator product in late 1996. This increase was offset primarily by decreasing sales of liquid oxygen resulting from continued uncertainty in oxygen reimbursement caused by governmental review of Medicare/Medicaid expenditures.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) decreased to 27.4% for the quarter ended September 30, 1997 from 28.6% in the comparable period in 1996.

Industrial Products: Gross margin increased to 23.8% for the quarter ended September 30, 1997 from 22.8% in the comparable period in 1996. The increase is primarily attributable to changes in the mix of products.

Distributed Products: Gross margin increased to 39.8% for the quarter ended September 30, 1997 from 39.3% in the comparable period in 1996. This increase is primarily due to the elimination of AURA panels which are a lower margin product. Sales of AURA panels were discontinued in the first quarter of 1997.

Medical Products: Gross margin decreased to 20.5% for the quarter ended September 30, 1997 from 35.7% in the comparable period in 1996. The decrease is due to lower pricing for liquid sales as a result of increased competition and governmental regulation, lower margins on concentrator products due to the introduction of a new concentrator in late 1996, due to changes in the mix of medical product sales. Sales of lower margin concentrators represented 25% of net sales in 1997 versus 12% in 1996.

Operating Expenses
------------------

Operating expenses for the quarter ended September 30, 1997 were $11.0 million or 23.7% of net sales compared to $12.5 million or 25.9% of net sales for the same period one year ago. The decrease in operating expense is primarily attributable to $2.5 million of expenses related to the recapitalization with MVE Investors, LLC in August 1996. Offsetting this decrease are additional expenses of $1.0 million associated with the expansion of the Company's business into the Pacific Rim and Europe.

Operating Income
----------------

Operating income increased 38.7% to $1.8 million or 3.8% of net sales for the quarter ended September 30, 1997 from $1.3 million or 2.7% of net sales in the comparable period in 1996. The decrease is primarily due to the factors noted in the Operating Expenses discussion above.

Interest Expense
----------------

Interest expense was $4.4 million for the quarter ended September 30, 1997 and $4.2 million in the comparable period in 1996.

Income Taxes
------------

The effective income tax rate was 21.6% for the quarter ended September 30, 1997 compared to 8.4% in the comparable period in 1996. The 1996 income tax rate was trued up as of December 31, 1996. If adjusted, the actual effective rate would have been 27.6%.

Net Income
----------

As a result of the above, net loss (before preferred stock dividends) for the quarter ended September 30, 1997 was $2.0 million compared to a net loss of $2.6 million in the comparable period in 1996.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) virtually remained the same at $3.6 million or 7.8% of sales for the quarter ended September 30, 1997 from $3.6 million or 7.4% of sales in the comparable period of 1996.


Nine Months Ended September 30, 1997 and 1996

Net Sales
---------

Net sales for the nine months ended September 30, 1997 increased .1% to 145.6 million from 145.4 million in the comparable period in 1996.

Industrial Products: Net sales for the nine months ended September 30, 1997 increased 4.4% to $93.0 million from $89.1 million in the comparable period in 1996. The increase is primarily attributable to the Company's acquisition, in November 1996, of a subsidiary located near Sydney, Australia. This subsidiary had sales of approximately $7.1 million during the nine months ended September 30, 1997. These sales primarily consisted of very large cryogenic tanks and tanker trailers sold to customers in Australia and southeast Asia. In addition, sales of small pressure vessels increased $3.1 million and vacuum jacketed pipe sales increased $1.0 million. The new Orca and Environmental Chambers product lines were introduced in 1997 which increased sales $2.2 million and $1.1 million, respectively. These increases were offset by a $10.7 million decrease in bulk tank sales.

Distributed Products: Net sales for the nine months ended September 30, 1997 decreased 4.6% to $33.2 million from $34.8 million in the comparable period in 1996. The decrease is primarily attributable to decreases in the sales of AURA panels. Sales of AURA panels were $.1 million for the nine months ended September 30, 1997 compared to $2.3 million for the nine months ended September 30, 1996. The sales of AURA panels have been discontinued. Restaurant and liquid natural gas products sales increased approximately $.6 million between the two periods.

Medical Products: Net sales for the nine months ended September 30, 1997 decreased 9.3% to $19.4 million from $21.4 million in the comparable period in 1996. Sales of concentrators increased $2.0 million between the two periods due to the introduction of a new concentrator product in late 1996. This increase was offset by a $4.0 million decrease in liquid oxygen sales resulting from continued uncertainty in oxygen reimbursement caused by governmental review of Medicare/Medicaid expenditures.



Gross Margin
------------

Gross margin (expressed as a percent of net sales) decreased to 29.0% for the nine months ended September 30, 1997 from 29.1% in the comparable period in 1996.

Industrial Products: Gross margin increased to 25.4% for the nine months ended September 30, 1997 from 22.6% in the comparable period in 1996. The increase is attributable to changes in the mix of products and decreased manufacturing costs.

Distributed Products: Gross margin decreased to 41.3% for the nine months ended September 30, 1997 from 42.5% in the comparable period in 1996. The decrease is primarily attributable to favorable efficiency adjustments made in February 1996 for the year ended February 29, 1996, which were partially offset by improved manufacturing efficiencies.

Medical Products: Gross margin decreased to 25.1% for the nine months ended September 30, 1997 from 34.0% in the comparable period in 1996. The decrease is due to lower pricing for liquid sales as a result of increased competition and governmental regulation, lower margins on concentrator products due to the introduction of a new concentrator in late 1996, due to changes in the mix of medical product sales. Sales of lower margin concentrators represented 14% of net sales in the third quarter of 1996 versus 24% in the third quarter of 1997.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 1997 were $31.7 million or 21.7% of net sales compared to $27.0 million or 18.6% of net sales for the same period one year ago. The increase in operating expense is primarily attributable to favorable, non-recurring adjustments of $1.8 million made in January and February 1996, additional expenses of $1.5 million associated with the expansion of the Company's business into the Pacific Rim and Europe and other net spending increases of approximately $3.9 million. Offsetting this increase were $2.5 million of expenses related to the recapitalization with MVE Investors, LLC in August 1996.

Operating Income
----------------

Operating income decreased 30.7% to $10.6 million or 7.3% of net sales for the nine months ended September 30, 1997 from $15.3 million or 10.5% of net sales in the comparable period in 1996. The decrease is primarily due to the factors noted in the Net Sales and Operating Expense discussions above.

Interest Expense
----------------

Interest expense was $13.3 million for the nine months ended September 30, 1997 and $12.5 million in the comparable period in 1996.

Income Taxes
------------

The effective income tax rate was 19.6% for the nine months ended September 30, 1997 compared to 86.8% in the comparable period in 1996. 1996 included $.9 million of audit adjustments from the year ended February 29, 1996. Excluding these adjustments, the effective rate would have been 66.4%.

Net Income
----------

As a result of the above, net loss (before preferred stock dividends) for the nine months ended September 30, 1997 was $1.8 million compared to a net income of $.5 million in the comparable period in 1996.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 26.8% to $16.1 million or 11.0% of sales for the nine months ended September 30, 1997 from $22.0 million or 15.1% of sales in the comparable period of 1996. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above.


LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $2.3 million for the nine months ended September 30, 1997 compared to cash provided of $6.1 million in the same period one year ago. This resulted primarily from the Company's decrease in net income and liabilities.

Working capital was $27.8 million and $29.9 million at September 30, 1997 and December 31, 1996, respectively.

The Company invested $5.6 million in the nine months ended September 30, 1997 compared to $11.0 million in the same period one year ago. 1996 included a prepayment of $1.8 million which was to be applied to subsequent inventory purchases for the medical division.

Cash provided by financing activities was $3.0 million for the nine months ended September 30, 1997 compared to $13.5 million in the same period one year ago. This was the result of proceeds from a preferred stock sale in 1996 and proceeds from issuance of long-term debt. This was offset by notes receivable issued to shareholders in 1996. The Company is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained. The Company successfully refinanced the revolving line of credit with a $38.5 million combined revolving credit and line of credit facility which expires October 31, 2000.

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


                              MVE HOLDINGS,  INC.


DATE: November 14, 1997
                                     ---------------------------------------
                                     John M. Kucharik
                                     President and CEO


                                  MVE,  INC.


DATE: November 14, 1997
                                     ---------------------------------------
                                     John M. Kucharik
                                     President and CEO

                          PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)        Exhibits

           None

(b)        Reports on Form 8-K.

           None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                              MVE HOLDINGS,  INC.


DATE: November 14, 1997              /s/ John M. Kucharik
                                     ---------------------------------------
                                     President and CEO


                                  MVE,  INC.


DATE: November 14, 1997              /s/ John M. Kucharik
                                     ---------------------------------------
                                     President and CEO