Form 10-K
period 1997-12-31
MVE HOLDINGS INC; MVE INC
filed 1998-03-30
CIK 930404, 930406

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

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

         Delaware                    41-1641718                  Delaware                      41-1396485
(State or other jurisdiction      (I.R.S. employer      (State or other jurisdiction        (I.R.S. employer
    of incorporation or          identification no.)       of incorporation or            identification no.)
      organization)                                           organization)


                           3505 County Road 42 West
                             Burnsville, MN 55306
                   (Address of principal executive offices)

Registrants' telephone number, including area code: (612) 882-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes. [X] No. [_]

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. Not provided.

Aggregate market value of voting stock held by non-affiliates of the registrants: Not provided.

Number of shares of Common Stock outstanding as of December 31, 1997: Not provided.

NOTE: The duty of each of MVE Holdings, Inc., a Delaware corporation ("Holdings") and MVE, Inc. also a Delaware corporation ("MVE"), to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been suspended. Holdings and MVE are voluntarily filing this annual report under cover of Form 10-K. Please be advised that this report does not include all the information required to be included in an annual report on Form 10-K filed pursuant to Section 13 or 15(d) of the Exchange Act.

Item 1.   BUSINESS.
          --------

MVE, Inc., a Delaware corporation (the "Company"), develops, manufactures, and distributes vacuum insulated containers and equipment used to transport and store liquid cryogens (gases that enter a liquid state at temperatures below -80degreesF), biological matter, and other substances. Substantially all of the products of the Company's three business segments are based on its vacuum insulation technology, which enables the Company to produce containers with extremely high insulation characteristics. MVE Holdings, Inc. ("Holdings") owns all of the outstanding capital stock of the Company.

The Company owns all of the outstanding shares of Series A Participating Convertible Preferred Stock, $.01 par value per share, of CAIRE, Inc. (the "CAIRE Preferred Stock"), which comprises 91% of the outstanding shares of CAIRE capital stock. On a fully diluted basis, assuming conversion of the CAIRE Preferred Stock and exchange of a note held by a third party for CAIRE common stock, the Company would own 85% of the shares. On February 2, 1998, the Company purchased all shares of CAIRE common stock owned by a third party. Subsequent to this transaction, the Company owns 97% of the outstanding shares of CAIRE capital stock.

The Company and Holdings have the same principal place of business, which is located at 3505 County Road 42 West, Burnsville, Minnesota 55306-3803, telephone 612-882-5000.

The Company has three business segments: Industrial Products, Medical Respiratory Products, and Distributed Products.

INDUSTRIAL PRODUCTS

The Industrial Products business segment develops, manufactures, and markets cryogenic storage tanks, environmental test chambers, and transportation equipment and provides related services to producers, distributors, and end users of liquid industrial gases such as oxygen, nitrogen, argon, hydrogen, helium, and CO2. The cryogenic storage tanks and transportation equipment range in storage capacity from approximately 40 to 40,000 gallons.

The Industrial Products business segment serves a wide variety of customers. Industrial gas producers, as a group, are the Company's largest source of revenue. These customers produce and distribute industrial gases and purchase the Company's products for their own use and for rent or resale to third party
distributors and end users.   Food processing companies and semiconductor
manufacturers also represent a significant customer base for Industrial Products' direct sales.

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

Restaurant Products

This product line consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores, and cinemas. The Company also manufactures and markets non-insulated bulk flavored syrup containers for side-by-side installation with its CO2 systems. The Company's beverage systems are sold to fast food franchisers, soft drink companies, and CO2 distributors.

The Company's primary competitors for its bulk liquid CO2 beverage delivery systems are producers of high pressure gaseous CO2 systems and sellers of bulk liquid CO2 beverage systems, some of which are larger (in the aggregate) and have greater financial resources than the Company. The Company believes that competition for bulk liquid CO2 beverage systems is based primarily on service and price.

Biological Storage Systems

This product line consists of vacuum insulated vessels used by the beef and dairy cattle breeding industry to transport frozen semen and embryos and vacuum insulated vessels used by hospitals, medical laboratories, and research facilities to transport and store human organs, tissue samples, and other temperature-sensitive biological matter.

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

New Applications

This area of the Company's activity focuses on the development of new markets and new applications for the Company's existing and developing technologies.
For example, the Company has developed and sells vacuum insulated containers for liquid natural gas (LNG) storage and fueling systems for centrally fueled fleets of vehicles powered by LNG (such as fleets operated by metropolitan transportation authorities, refuse haulers, railroads, and utilities). Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability, and price. Although there are alternatives to LNG fuel, the Company is not aware of any alternatives to vacuum insulated containers for LNG fueling and storage systems. The Company is also pursuing a number of other applications for its vacuum insulation technology and other related technologies.

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

YEAR 2000

The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems. The incremental costs of this project will not have a material effect on the company's consolidated financial statements.

ITEM 2.   PROPERTIES.
          ----------

Not provided.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

Not provided.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ---------------------------------------------------

Not provided.

                                 PART II
                                 -------

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.
          -----------------------------------------------------------------

Because there is no established public trading market for Holdings Common or Preferred Stock, there is no price information available for Holdings Common or Preferred Stock. As of December 31, 1997 there were fourteen stockholders of Holdings Common Stock, one stockholder of Holdings Preferred Class A Stock, and four stockholders of Holdings Preferred Class B Stock on record. Holdings owns all of the outstanding Common Stock of the Company. The agreement governing the Company's revolving credit facility and the indenture governing the Senior Secured Notes restrict the Company's ability to pay dividends to Holdings.

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

                                                                                          Holdings
                                             -------------------------------------------------------------------------------------
                                                 Fiscal Year      Fiscal Year       Fiscal Year       Ten Months       Fiscal Year
                                                   Ended            Ended             Ended              Ended            Ended
                                             -------------------------------------------------------------------------------------
                                                 February 28,     February 28,      February 29,      December 31,     December 31,
                                                  1994(1)(4)       1995(2)(4)          1996(4)         1996(3)(4)        1997(4)
                                             -------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                          $116,353         $146,480           $179,220       $  155,746          $192,726
Cost of Sales                                        80,042          100,394            128,196          113,875           137,736
                                             -------------------------------------------------------------------------------------
Gross profit                                         36,311           46,086             51,024           41,871            54,990
Selling, general and administrative expenses         17,359           20,500             22,169           25,296            32,150
Research and development                              2,827            2,792              4,718            3,047             5,989
Amortization and other nonrecurring expense           6,455            4,915              5,463           26,595             4,193
                                             -------------------------------------------------------------------------------------
Operating income (loss)                               9,670           17,879             18,674          (13,067)           12,658
Interest expense                                      9,930            9,878             16,305           13,742            17,069
                                             -------------------------------------------------------------------------------------
Income (loss) net before income tax expense
  (benefit), minority interest, and
  extraordinary item                                   (260)           8,001              2,369          (26,809)           (4,411)
Income tax expense (benefit)                         (1,431)           3,112              1,673           (3,197)           (3,398)
                                             -------------------------------------------------------------------------------------
Income (loss) before minority interest and
  extraordinary item                                  1,171            4,889                696          (23,612)           (1,013)
Minority interest in net income (loss)                  (26)            (172)                 5             (949)               48
                                             -------------------------------------------------------------------------------------
Income (loss) before extraordinary item               1,197            5,061                691          (22,663)           (1,061)
Extraordinary loss                                                    (1,307)
                                             -------------------------------------------------------------------------------------
Net income (loss)                                  $  1,197         $  3,754           $    691       $  (22,663)         $ (1,061)
                                             =====================================================================================


OTHER DATA:
Gross margin                                           31.2%            31.5%              28.5%            26.9%             28.5%
EBITDA                                             $ 18,676         $ 25,981           $ 27,619       $   (4,327)         $ 20,221
EBITDA Margin                                          16.1%            17.7%              15.4%           (2.8)%             10.5%
Depreciation and amortization                      $  8,980         $  7,930           $  8,950       $    7,791          $  7,611
Capital expenditures                               $  1,838         $  7,594           $  8,384       $   12,414          $  7,010

CONSOLIDATED BALANCE SHEET DATA
  (END OF PERIOD):
Total assets                                       $103,195         $118,819           $133,888       $  142,176          $136,782
Current assets                                       36,723           48,149             62,518           76,623            67,412
Long-term debt, net of current maturities            73,824          119,952            131,024          143,009           140,669
Holdings Preferred Stock                             15,797                                               57,582            64,438

_________________________

(1) The Holdings Preferred Stock issued as of February 28, 1994 was redeemed in Fiscal 1995

(2) The extraordinary loss in 1995 of $1,307 is due to losses realized upon extinguishment of debt, net of an income tax benefit of $871.

(3) Operating loss for the ten months ended December 31, 1996 included non recurring charges of $22.0 million relating to the reevaluation of certain business units and product lines including $3.5 million relating to the recapitalization of Holdings in August 1996.

(4) EBITDA has been adjusted to include minority interest in net income (loss).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
          ---------------------------------------------------------------

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

Holdings' sales are sensitive to changes in the economy and government. Vacuum insulated cryogenic tanks, particularly in the industrial market, represent capital expenditures for Holdings' major customers. Sales to the medical industry are strongly dependent on healthcare reimbursement policies. Sales of bulk liquid CO2 beverage systems depend on growth in the restaurant and fast food industries and the extent and timing of such industries' change from high pressure gaseous CO2 systems to bulk liquid CO2 systems.


RESULTS OF OPERATIONS
---------------------

Years Ended December 31, 1997 and 1996

NET SALES

Net sales for the year ended December 31, 1997 increased 1.0% to $192.7 million from $190.8 million for the year ended December 31, 1996.

Industrial Products: Net sales for the year ended December 31, 1997 increased 3.9% to $121.2 million from $116.7 million for the year ended December 31, 1996. The increase is primarily attributable to the Company's acquisitions in August and November 1996 of subsidiaries located in China and Australia with sales of $11.3 million and $1.2 million for the years ended December 31, 1997 and 1996, respectively. Sales of small pressure vessels and vacuum insulated pipe increased $2.7 million and $1.5 million, respectively. The Orca and Environmental Chambers product lines were introduced in 1997 which increased sales $2.0 million and $1.9 million, respectively. These increases were offset by a $14.5 million decrease in bulk tank sales resulting from the major gas producers reducing their tank inventory in 1997.

Distributed Products: Net sales for the year ended December 31, 1997 decreased 2.4% to $45.2 million from $46.3 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in AURA panel sales. Sales of AURA panels were $2.2 million and $.1 million in the years ended December 31, 1997 and 1996, respectively. The sales of Aura panels have been discontinued. Bulk CO2 and liquid natural gas products sales increased approximately $1.6 million and biological storage systems sales decreased $.5 million from 1996 to 1997.

Medical Products: Net sales for the year ended December 31, 1997 decreased 5.4% to $26.3 million from $27.8 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in price resulting from a competitive market.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) increased to 28.5% for the year ended December 31, 1997 from 27.4% for the year ended December 31, 1996.

Industrial Products: Gross margin increased to 24.8% for the year ended December 31, 1997 from 22.9% for the year ended December 31, 1996. The increase is attributable to changes in the mix of products sold and decreased manufacturing costs.

Distributed Products: Gross margin increased to 40.4% for the year ended December 31, 1997 from 40.2% for the year ended December 31, 1996.

Medical Products: Gross margin decreased to 25.2% for the year ended December 31, 1997 from 25.3% for the year ended December 31, 1996.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 1997 were $42.3 million compared to $58.8 million for the year ended December 31, 1996. The decrease in operating expenses is primarily attributable to one-time, primarily non-cash charges of $22.0 million in 1996, including expenses of $3.5 million relating to the recapitalization of Holdings in August 1996 and a $1.5 million decrease resulting from discontinuing the AURA product line. These decreases were offset by an increase of $2.1 million associated with the expansion of the Company's business into the Pacific Rim and Europe, $1.2 million incurred by a company acquired in 1997 and development of the new Bulk Oil product line. Other net spending increased approximately $3.7 million.

In connection with the change of ownership of Holdings in August 1996, management, at the direction of Holdings' Board of Directors, undertook a strategic review of all business units. This review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company revised various estimates used in the valuation of assets and liabilities related to various medical and industrial product lines and discontinued its AURA product line. One-time charges of $22 million were taken in the ten months ended December 31, 1996 as a direct result of this review and the recapitalization (see Note 10 to the Financial Statements).

After adjusting for one-time charges, including recapitalization expenses in 1996, operating expenses for the year ended December 31, 1997 increased $5.5 million from the same period one year ago.

OPERATING INCOME

Operating income was $12.7 million for the year ended December 31, 1997 compared to an operating loss of $(6.6) million for the year ended December 31, 1996. The increase in operating income is primarily attributable to the factors noted in the Net Sales and Operating Expense discussions above .

INTEREST EXPENSE

Interest expense was $17.6 million for the year ended December 31, 1997 compared to $17.4 million in the year ended December 31, 1996.

INCOME TAXES

The benefit from income taxes was $3.4 million for the year ended December 31, 1997 compared to $1.7 million for the year ended December 31, 1996. The effective tax rate for the years ended December 31, 1997 and 1996 was different from the statutory rate as a result of various permanent differences (see Note 6 to the Financial Statements).

NET LOSS

Net loss before preferred dividends for the year ended December 31, 1997 was $1.1 million compared to a net loss of $20.3 million for the year ended December 31, 1996.

EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $20.2 million for the year ended December 31, 1997 compared to $4.1 million or 2.1% of net sales for the year ended December 31, 1996. The increase in EBITDA is attributable to the factors noted in "Operating Income" above. Adjusting for nonrecurring expenses of $22.0 million including expenses relating to the recapitalization of Holdings in August 1996, EBITDA for the year ended December 31, 1996 was $26.1 million.


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

Distributed Products: Net sales for the ten months ended December 31, 1996 increased 4.8% to $36.8 million from $35.1 million for the ten months ended December 31, 1995. The increase is primarily attributable to increased restaurant CO2 sales, offset by significant decreases in AURA panel sales. Sales of AURA panels were $.9 million and $4.4 million in the ten months ended December 31, 1996 and 1995, respectively, and will be discontinued after March 31, 1997.

Medical Products: Net sales for the ten months ended December 31, 1996 decreased 28.6% to $22.4 million from $31.5 million for the ten months ended December 31, 1995. The decrease is primarily attributable to continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

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

OPERATING EXPENSES

Operating expenses for the ten months ended December 31, 1996 were $54.9 million compared to $28.5 million for the ten months ended December 31, 1995. The increase in operating expenses is primarily attributable to one-time, primarily non-cash charges of $22.0 million in 1996, including expenses of $3.5 million relating to the recapitalization of Holdings in August 1996.

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

OPERATING INCOME

Operating loss was $(13.1) million for the ten months ended December 31, 1996 compared to income of $12.1 million for the ten months ended December 31, 1995. The decrease in operating income is primarily attributable to nonrecurring expenses (see Note 10 of the Financial Statements), the recapitalization of Holdings in August 1996 and the decline in Medical product sales. Adjusting for the nonrecurring and recapitalization expenses, operating income would have decreased 26.4% to $8.9 million.

INTEREST EXPENSE

Interest expense was $13.9 million for the ten months ended December 31, 1996 compared to $13.5 million in the ten months ended December 31, 1995.

INCOME TAXES

The benefit from income taxes was $3.2 million for the ten months ended December 31, 1996 compared to a provision of $.2 million for the ten months ended December 31, 1995. The decrease is attributable to the decrease in pre-tax income. The effective tax rate for the ten months ended December 31, 1996 and 1995 was different from the statutory rate as a result of various permanent differences (see Note 6 to the Financial Statements).

NET LOSS

Net loss before preferred dividends for the ten months ended December 31, 1996 was $(22.6) million compared to a net loss of $(1.6) million for the ten months ended December 31, 1995.

EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) was a loss of $(4.3) million for the ten months ended December 31, 1996 compared to income of $19.5 million or 13.5% of net sales for the ten months ended December 31, 1995. The decrease in EBITDA is attributable to the factors noted in "Operating Income" above. Adjusting for nonrecurring expenses of $22.0 million including expenses relating to the recapitalization of Holdings in August 1996, EBITDA for the ten months ended December 31, 1996 was $17.7 million.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash Flow was $(4.6) million, $9.2 million and $.8 million, respectively for the periods ended December 31, 1997 and 1996 and February 29, 1996.

CASH FLOW FROM OPERATING ACTIVITIES

Cash flow provided by or (used in) operating activities was approximately $4.6 million, $8.4 million, and $(1.5) million for the periods ended December 31, 1997 and 1996, and Fiscal 1996, respectively. Working capital was $16.9 million, $29.9 million and $27.8 million, respectively at December 31, 1997 and 1996 and February 29, 1996.

CASH FLOW FROM INVESTING ACTIVITIES

For the periods ended December 31, 1997 and 1996 and Fiscal 1996, Holdings had approximately $6.4 million, $9.8 million and $8.4 million in capital expenditures, respectively. For the periods ended December 31, 1997 and 1996, Holdings invested $.4 million and $2.6 million in non-cash capital expenditures. The expenditures in the periods ended December 31, 1997 and 1996 were primarily due to the expansion of the Company's New Prague operations, the construction of the Caire facility, and normal equipment acquisition and replacement. The expenditures in Fiscal 1996 include replacement equipment for existing manufacturing processes, tooling for new products and capital expenditures related to the AURA flat vacuum panel project.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow provided by (used in) financing activities was approximately $(2.6) million, $10.6 million and $10.9 million in the periods ended December 31, 1997 and 1996 and Fiscal 1996, respectively. Cash flow from financing activities during the ten months ended December 31, 1996 was primarily attributable to the recapitalization of Holdings in August 1996 described below. The increase in Fiscal 1996 resulted primarily from borrowings, net of repayments under the Company's credit facilities.

The agreement governing the revolving credit facility expires in October 2000 and contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and maintain certain specific levels of EBITDA. The indenture governing the Senior Secured Notes, as amended in connection with the recapitalization of Holdings in August 1996, also imposes limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon its future operating performance and financial results, which will be subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control. The Company was in compliance with all covenants included in the agreement governing the revolving credit facility and the indenture as of December 31, 1997.

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

In exchange for 1,061 shares of Common Stock held by certain shareholders, Holdings issued 13 shares of 10% Series B Redeemable Preferred Stock in 1997.
In 1996, 66,406 shares of Common Stock were exchanged for 833 shares of Series B Redeemable Preferred Stock.

In 1997, Holdings purchased 430 of its outstanding warrants for $30.10944 per warrant. In 1996, Holdings purchased 79% of its outstanding warrants for $30.10944 per warrant. At March 1, 1997, Holdings has 23,722 warrants outstanding convertible into 5,693 shares of Holdings' Common Stock.

Holdings accrued, but did not declare or pay, dividends of $9.5 million and $2.3 million to the holders of Holdings Preferred Stock as of December 31, 1997 and 1996.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

See Appendix A.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

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

In connection with the audit of the fiscal year ended February 29, 1996, and in the subsequent interim period through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Arthur Andersen LLP's report on the consolidated financial statements as of and for the year ended February 29, 1996, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles.

                                  PART III
                                  --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.
          ---------------------------------------------------

Not provided.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

Not provided.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

Not provided.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

Not provided.

PART IV
-------

Item 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.
           ------------------------------------------------------------------

Documents
---------

       (i)    Financial Statements - See Appendix A
       (ii)   Financial Statement Schedules - See Appendix A
       (iii)  Not provided



Reports on Form 8-K
-------------------

Not provided.

                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Report of Deloitte & Touche LLP, Independent Public Accountants on MVE Holdings, Inc. and Subsidiaries

MVE Holdings, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1997 and 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Operations for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 29, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 29, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 28, 1996

Notes to MVE Holdings, Inc. and Subsidiaries Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Public Accountants on MVE, Inc. and Subsidiaries

MVE, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1997 and 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Operations for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 29, 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Stockholder's Equity (Deficit) for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 29, 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996, and Year Ended February 29, 1996

Notes to MVE, Inc. and Subsidiaries Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of MVE Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MVE Holdings, Inc. and subsidiaries (Holdings) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1997 and the ten month period ended December 31, 1996. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Holdings for the year ended February 29, 1996 were audited by other auditors whose report, dated April 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Minneapolis, Minnesota
March 6, 1998

                      MVE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                                                                            December 31,              December 31,
                                                                                1997                      1996
                                                                        -------------------      -------------------
                          ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                        $   5,864                $  10,505
 Accounts receivable, net of allowance for doubtful accounts                         28,838                   26,958
 Inventories                                                                         24,774                   28,091
 Prepaid expenses                                                                     1,319                    1,227
 Income tax refund receivable                                                         1,013                    3,102
 Deferred income taxes                                                                5,604                    6,740
                                                                        -------------------      -------------------
        Total current assets                                                         67,412                   76,623

PROPERTY, PLANT AND EQUIPMENT                                                        48,640                   42,388
 Less- Accumulated depreciation and amortization                                    (18,765)                 (15,376)
                                                                        -------------------      -------------------
        Net property, plant and equipment                                            29,875                   27,012

GOODWILL, net                                                                        24,471                   26,001

DEFERRED INCOME TAXES                                                                 3,483

OTHER ASSETS, net                                                                    11,541                   12,540
                                                                        -------------------      -------------------
        Total assets                                                              $ 136,782                $ 142,176
                                                                        ===================      ===================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                             $   9,858                $   3,633
 Accounts payable                                                                    18,297                   18,090
 Accrued expenses and other liabilities                                              22,376                   24,988
                                                                        -------------------      -------------------
        Total current liabilities                                                    50,531                   46,711
LONG-TERM DEBT, net of current maturities                                           140,669                  143,009
DEFERRED INCOME TAXES                                                                                          1,887
OTHER NONCURRENT LIABILITIES                                                             94                       42
                                                                        -------------------      -------------------
        Total liabilities                                                           191,294                  191,649

MINORITY INTEREST                                                                       368                      320
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                                      55,388                   48,973
SERIES B REDEEMABLE PREFERRED STOCK                                                   9,050                    8,609


STOCKHOLDERS' DEFICIT:
 Notes receivable from shareholders                                                  (2,225)                  (2,000)
 Common stock, no par value, stated value
  $.01 per share, 1,500,000 shares
  authorized; 149,068 and 175,502 shares
  issued and outstanding, respectively                                                    2                        2
 Additional paid-in capital                                                           1,417                    1,417
 Common stock warrants                                                                  165                      168
 Accumulated deficit                                                               (118,677)                (106,962)
                                                                        -------------------      -------------------
        Total stockholders' deficit                                                (119,318)                (107,375)
                                                                        -------------------      -------------------
        Total liabilities and stockholders' deficit                               $ 136,782                $ 142,176
                                                                        ===================      ===================


  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

 For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

                                 (In Thousands)


                                                               December 31,          December 31,            February 29,
                                                                  1997                  1996                     1996
                                                          ------------------      ----------------        ----------------

NET SALES                                                           $192,726              $155,746                $179,220

COST OF SALES                                                        137,736               113,875                 128,196
                                                          ------------------     -----------------      ------------------
        Gross profit                                                  54,990                41,871                  51,024

OPERATING EXPENSES:
 Selling and marketing                                                13,925                 9,855                  11,039
 General and administrative                                           18,225                15,441                  11,130
 Research and development                                              5,989                 3,047                   4,718
 Amortization                                                          4,193                 4,623                   5,463
 Other expenses (Note 10)                                                                   21,972
                                                          ------------------     -----------------      ------------------

        Total operating expenses                                      42,332                54,938                  32,350
                                                          ------------------     -----------------      ------------------

        Operating income (loss)                                       12,658               (13,067)                 18,674

INTEREST INCOME                                                          562                   145                      47
INTEREST EXPENSE                                                     (17,631)              (13,887)                (16,352)
                                                          ------------------     -----------------      ------------------

        Income (loss) before income tax
         benefit (expense) and minority interest                      (4,411)              (26,809)                  2,369


INCOME TAX BENEFIT (EXPENSE)                                           3,398                 3,197                  (1,673)
                                                          ------------------     -----------------      ------------------

        Income (loss) before minority interest                        (1,013)              (23,612)                    696

MINORITY INTEREST IN NET (INCOME) LOSS                                   (48)                  949                      (5)
                                                          ------------------     -----------------      ------------------

        Net income (loss)                                             (1,061)              (22,663)                    691

PREFERRED STOCK DIVIDENDS                                             (7,216)               (2,251)
                                                          ------------------     -----------------      ------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
                                                                    $ (8,277)             $(24,914)               $    691
                                                          ==================     =================      ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

 For the Year Ended December  31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

                                 (In Thousands)

                                      Notes          Common Stock
                                    Receivable   --------------------     Additional      Common       Accumu-    Total Stock-
                                       From        Number                  Paid - In       Stock        lated        holder's
                                   Shareholders  of shares     Amount       Deficit      Warrants      Deficit        Deficit
                                  ---------------------------------------------------------------------------------------------
BALANCE, February 28, 1995                           510        $ 5         $ (449)       $ 770     $ (38,808)      $ (38,482)

Net income                                                                                                691             691
                                  ---------------------------------------------------------------------------------------------


BALANCE, February 29, 1996                           510          5           (449)         770       (38,117)        (37,791)

Notes receivable from
 shareholders                          $(2,000)                                                                        (2,000)


Preferred stock dividend                                                                               (2,251)         (2,251)

Purchase of common stock warrants                                                          (602)       (2,036)         (2,638)

Purchase of treasury stock                          (268)        (2)                                  (33,636)        (33,638)

Exchange for preferred stock                         (66)        (1)                                   (8,330)         (8,331)

Deferred compensation plan                                                   1,866                                      1,866

Other                                                                                                      71              71

Net loss                                                                                              (22,663)        (22,663)
                                  ---------------------------------------------------------------------------------------------

BALANCE, December 31, 1996              (2,000)      176          2          1,417          168      (106,962)       (107,375)

Interest on notes receivable from
 shareholders                             (225)                                                                          (225)


Preferred stock dividend                                                                               (7,216)         (7,216)

Purchase of common stock warrants
                                                                                             (3)          (10)            (13)

Purchase of treasury stock                           (26)                                              (3,183)         (3,183)

Exchange for preferred stock                          (1)                                                (133)           (133)

Translation adjustment                                                                                    (30)            (30)

Excess of additional pension
 liability over unrecognized
 prior service cost                                                                                       (82)            (82)

Net loss                                                                                               (1,061)         (1,061)
                                  ---------------------------------------------------------------------------------------------
BALANCE, December 31, 1997             $(2,225)      149        $ 2         $1,417        $ 165     $(118,677)      $(119,318)
                                  =============================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

 For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

                                 (In Thousands)

                                                                December 31,           December 31,           February 29,
                                                                    1997                   1996                   1996
                                                            ------------------     -----------------      ------------------
OPERATING ACTIVITIES:
   Net (loss) income before extraordinary item and
    preferred stock dividends                                        $  (1,061)            $ (22,663)              $     691
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities-
    Depreciation and amortization                                        7,611                 7,791                   8,950
    Minority interest                                                       48                  (949)                      5
    Interest on exchangeable debt                                          329                   274                     329
    Deferred income tax benefit                                         (4,234)               (2,929)                   (478)
    Loss  (gain) on sale of assets, net                                     22                                          (323)
    Loss on write-off of assets                                                                2,768
    Loss on write-off of goodwill                                                             10,824
    Loss on debt forgiveness                                                95                 3,722
    Changes in other non-current assets and liabilities                    672                 2,114
    Changes in operating assets and liabilities (Note 3)                 1,098                 7,419                 (10,685)
                                                            ------------------     -----------------      ------------------
        Net cash provided by (used in) operating activities              4,580                 8,371                  (1,511)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                      (6,372)               (9,783)                 (8,384)
   Proceeds from sale of assets                                            373                   107                   3,011
   Increase in other assets                                               (660)                 (750)                 (3,954)
   Cash acquired from acquisitions                                                               687
                                                             ------------------     -----------------      ------------------
        Net cash used in investing activities                           (6,659)               (9,739)                 (9,327)

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                          210,673               174,266                 197,201
   Repayments under revolving credit facility                         (205,870)             (174,121)               (191,771)
   Repayment of long-term debt                                          (2,876)               (2,489)                 (3,228)
   Borrowings of long-term debt                                             10                 4,680                   8,299
   Deferred closing costs                                                 (862)                 (314)
   Proceeds from preferred stock sale                                                         47,000
   Purchase of preferred stock                                            (493)
   Purchase of treasury stock                                           (3,183)              (33,638)
   Purchase of common stock warrants                                       (13)               (2,638)
   Notes receivable from shareholders                                                         (2,000)
   Changes in other noncurrent assets and liabilities                       52                  (179)                    419
                                                            ------------------     -----------------      ------------------

        Net cash provided by (used in) financing activities             (2,562)               10,567                  10,920
                                                            ------------------     -----------------      ------------------

        Net increase (decrease) in cash and cash equivalents            (4,641)                9,199                      82

CASH AND CASH EQUIVALENTS, beginning of year                            10,505                 1,306                   1,224
                                                            ------------------     -----------------      ------------------

CASH AND CASH EQUIVALENTS, end of year                               $   5,864             $  10,505               $   1,306
                                                            ==================     =================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                            $  16,275             $   9,037               $  15,846

   Cash paid (received) during the year for income taxes             $  (1,260)            $   1,626               $   3,306

  The accompanying notes are an integral part of these consolidated financial statements.

                      MVE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

            (In Thousands, Except Share, Warrant and Per Share Data)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of MVE Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. MVE Holdings, Inc. and its subsidiaries are collectively referred to as Holdings or the Company. Holdings develops, manufactures, markets and sells products which are grouped according to three business segments: industrial, distributed and medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

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

CASH AND CASH EQUIVALENTS

Holdings considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost which approximates fair value. Accounts payable include issued checks, which have not yet cleared Holdings' bank, totaling $3,695 and $1,030 at December 31, 1997 and 1996, respectively.

RECEIVABLES

Accounts receivable, net of allowance for doubtful accounts, consisted of the following as of December 31, 1997 and 1996:

                                       December 31,           December 31,
                                           1997                   1996
                                    -----------------      -----------------
A/R trade                                     $27,601                $26,785
A/R other                                       1,776                    389
Notes receivable                                  289                    672
                                    -----------------      -----------------
                                               29,666                 27,846
Allowance                                        (828)                  (888)
                                    -----------------      -----------------
                                              $28,838                $26,958
                                    =================      =================

Allowance for doubtful accounts consisted of the following for the year ended December 31, 1997, the ten months ended December 31, 1996 and for the year ended February 29, 1996:

                                                  Additions:          Write-offs,
                            Beginning             Charged to            net of              Ending
                             Balance               Expense             Recoveries           Balance
                        -----------------    ------------------    ------------------    --------------
February 29, 1996             $769                   $221                 $(315)              $675
December 31, 1996              675                    168                    45                888
December 31, 1997              888                    434                  (494)               828

INVENTORIES

Inventories include material, labor and overhead at standard cost and are stated at the lower of cost or market. Holdings uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                                     December 31, 1997       December 31, 1996
                                                    ------------------      ------------------
Inventories at cost:
 Purchased materials and subassemblies                         $14,710                 $17,522
 Work in process                                                 6,401                   6,591
 Finished goods                                                  5,115                   6,070
                                                    ------------------      ------------------
                                                                26,226                  30,183
 Reserves                                                       (1,452)                 (2,092)
                                                    ------------------      ------------------
                                                               $24,774                 $28,091
                                                    ==================      ==================

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

                                                                         Years
                                                                        -------
Buildings and improvements                                              10 - 30
Machinery and equipment                                                  3 - 8
Furniture, fixtures and office equipment                                 3 - 8


Property, plant and equipment consisted of:

                                                     December 31, 1997       December 31, 1996
                                                    ------------------      ------------------
Land                                                          $  1,925                $  2,058
Buildings and improvements                                      13,750                  11,122
Machinery and equipment                                         23,086                  16,882
Furniture, fixtures and office equipment                         8,995                   7,118
Construction in progress                                           884                   5,208
                                                    ------------------      ------------------
                                                                48,640                  42,388
Less - accumulated depreciation and amortization               (18,765)                (15,376)
                                                    ------------------      ------------------
Net property, plant and equipment                             $ 29,875                $ 27,012
                                                    ==================      ==================

OTHER ASSETS

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 2 to 30 years. Accumulated amortization was $10,821 at December 31, 1997 and $8,830 at December 31, 1996. Other assets net of accumulated amortization consist of the following:

                                                  December 31,             December 31,
                                                      1997                    1996
                                              -------------------     -------------------
Deferred financing costs                                  $ 3,993                 $ 4,030
Patents, trademarks and product lines                         491                     747
Noncompete agreements                                       5,480                   6,048
Other                                                       1,577                   1,715
                                              -------------------     -------------------

                                                          $11,541                 $12,540
                                              ===================     ===================

REVENUE RECOGNITION

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at Holdings' facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance, and revenue is recognized at that time.

For the year ended December 31, 1997, one of Holdings' customers represented approximately 11% of Holdings' net sales. For the ten months ended December 31, 1996, one of Holdings' customers represented approximately 15% of Holdings' net sales.

RESEARCH AND DEVELOPMENT COSTS

Holdings' policy is to charge all research and development costs to expense in the period incurred.

WARRANTY COSTS

Holdings warrants most of its products against defects in materials and workmanship under normal use and service for periods extending to seven years. Warranty costs have not been material, and Holdings accrues estimated costs of warranty obligations at the time of sale.

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

LONG-LIVED ASSETS AND GOODWILL

In fiscal 1996, Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the financial statements from the adoption because prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, Holdings evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. Holdings adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $16,565 at December 31, 1997 and $14,487 at December 31, 1996 (see Note 10).

STOCK OPTION PLAN

In 1997, the Board of Directors approved a stock option plan (the "Plan"). A total of 100,000 shares of Holdings' common stock were reserved for issuance pursuant to the exercise of options granted under the Plan. Under the Plan, options to purchase shares of Holdings' common stock may be granted at a price not less than 100% of the fair market value of the stock at the date of grant. All options expire ten years from the date of grant.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods' financial statements to conform to the current year presentation. These reclassifications had no effect on Holdings' financial position or results of operations.

CHANGE IN FISCAL YEAR

On January 17, 1997, the Board of Directors of Holdings and MVE adopted a resolution to change the fiscal year of Holdings from the last day in February to a calendar year. The change in fiscal year is effective for the ten months ended December 31, 1996.

2.  ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consists of the following:

                                                        December 31,           December 31,
                                                            1997                   1996
                                                    ------------------     ------------------
Employee compensation and payroll taxes                        $ 2,814                $ 4,924
Income taxes                                                     2,892                  1,732
Warranty                                                         1,930                  1,909
Accrued pension cost                                             2,374                  1,741
Accrued interest                                                 5,422                  5,366
Insurance                                                        2,092                  1,967
Deposits and rebates                                             2,429                  4,185
Accrued freight                                                    471                    567
Other                                                            1,952                  2,597
                                                    ------------------     ------------------
                                                               $22,376                $24,988
                                                    ==================     ==================

3. SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in operating assets and liabilities were as follows:

                                                      December 31,         December 31,         February 29,
                                                         1997                  1996                 1996
                                                    ---------------      ---------------      ---------------
Accounts receivable                                         $(2,840)             $ 4,479             $ (7,025)
Inventories                                                   4,042               (2,700)              (6,684)
Prepaid expenses and other                                      (89)                (329)                  56
Income tax refund receivable                                  3,517               (2,372)
Accounts payable                                                680               (1,245)               4,176
Accrued expenses and other liabilities                       (4,212)               9,586               (1,208)
                                                    ---------------      ---------------      ---------------
                                                            $ 1,098              $ 7,419             $(10,685)
                                                    ===============      ===============      ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES

Several lease and note obligations of $364 and $2,131 were incurred when Holdings entered into leases or notes for new equipment, vehicles and furniture in 1997 and 1996, respectively.

The Company acquired two companies in 1997 with purchase prices of $1,000 and $300. In 1996, the Company acquired two companies with purchase prices of $1,300 and $600. The acquisitions were not significant to the consolidated statements of cash flows.

In 1996, Holdings entered into a non-compete agreement for a total of $6,257 with a shareholder of the Company.

In 1997 and 1996, 1,061 and 66,406 shares of Common Stock were exchanged for 13 and 833 shares of 10% Class B Preferred Stock, respectively. Each share has a liquidation preference of $10,000 plus accrued and unpaid dividends.

In 1996, Holdings purchased a building for $500 in exchange for long-term debt.

4. ACQUISITION:

Effective July 30, 1993, CAIRE, INC. (CAIRE), a subsidiary of Holdings, acquired Mountain Medical Equipment, Inc. (MME) through a merger of a subsidiary of CAIRE with MME. The transaction was accounted for using the purchase method of accounting. The total purchase price, including acquisition costs of $2,954, was allocated to the net assets acquired based on fair values at the date of acquisition. The purchase price exceeded the fair value of net assets acquired by $7,035. Holdings recorded an increase to stockholders' equity of $512 as the transaction has been reflected as a partial sale of CAIRE's net assets to the minority stockholders. On March 1, 1995, MME was merged into CAIRE. Pursuant to the merger agreement:

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

5. LONG-TERM DEBT:

Certain assets of Holdings are pledged as collateral for long-term debt. Long-term debt consists of the following:

                                                                           December 31,           December 31,
                                                                               1997                   1996
                                                                       ------------------     ------------------
12.5% senior secured notes, due February 2002,
 interest payable semiannually, net
 of unamortized discounts of $458 and $568                                       $111,542               $111,432

Revolving credit facility, due February 1998,
 interest payable monthly at the
 reference rate plus .5%,  8.75% at December 31, 1996                                   0                  6,054

Revolving credit facility, due October 2000,
 interest payable monthly at LIBOR,
 8.375% for the first $10 million and
 9% for any additional borrowing                                                   10,857                      0

Bonds, due September 2005, semi-annual
 principal payments of $345,  plus interest
 at rates ranging from 2.75% to 9%, 5.85% at December 31, 1997                      5,520                  6,210

12.5% non-compete agreement, with semi-annual
 principal and interest payments, due
 November 2006                                                                      6,864                  6,257

7% exchangeable note, including accrued
 interest, with principal and accrued
 interest payable August 1, 1998 (see Note 14)                                      6,155                  5,826

Industrial Development Revenue Bonds,
 Series 1996, semi-annual principal payments
 of $220, plus interest at variable
 rates from 3.7% to 12%, 4.25% at December 31,
 1997, due June 2011                                                                3,740                  4,180

10.25% first mortgage note, payable in monthly
 installments of $14, including
 interest, with final payment due November 2004                                       821                    899

10% subordinated debentures, interest payable
 semiannually, subject to 10% per year
 mandatory redemption beginning 1997, balance due May 2001                             84                    418

Several notes payable with varying principal
 and interest payments through April
 2012 with interest rates ranging from 6% to 10%                                    2,129                  2,085

Revolving foreign loan, with varying
 principal and interest payments through 1998
 with interest rates ranging from 5.8% to 10.5%                                       400                    520

Capitalized leases payable in varying
 monthly installments through February 2003
 with interest rates ranging from 5% to 10.25%                                      2,415                  2,761
                                                                       ------------------     ------------------
Total long-term debt                                                              150,527                146,642
Less- Current maturities                                                            9,858                  3,633
                                                                       ------------------     ------------------
Long-term debt, net of current maturities                                        $140,669               $143,009
                                                                       ==================     ==================

The revolving credit facility provides for borrowings and issuances of Letters of Credit of up to $30,000 subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The revolving credit facility is renewable annually for three year periods through October 2000. Holdings is charged a monthly fee based on an annualized rate of .375% of the unused portion of the commitment. The interest rate is variable and contains a LIBOR and base rate option at the election of the Company. At December 31, 1997, $10,000 of the outstanding balance was subject to a LIBOR based rate of 8.375%. The remaining $857 carried a base rate of 9%. The credit facility contains certain covenants with respect to capital expenditures, borrowings and disposition of assets. As of December 31, 1997, the Company was in compliance with all financial covenants.

In 1996, the revolving credit facility provided for borrowings and issuance of letters of credit of up to $20,000, subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The note was renewable for three-year periods through June 2001. Holdings was charged a monthly fee based on an annualized rate of .5% of the unused portion of the commitment.

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

The senior secured notes are redeemable at the option of Holdings, in whole or in part, on or after February 15, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption dates indicated below:

       Year                                       Percentage
-------------------                           -----------------
2000                                               102.083%
2001 and thereafter                                100.000%

The senior secured notes and revolving credit facility agreements contain certain covenants which restrict borrowings, dividends, acquisition and disposition of assets, and require Holdings to maintain certain liquidity and debt coverage ratios. As of December 31, 1997, Holdings was in compliance with its financial covenants.

The scheduled annual maturities of long-term debt at December 31, 1997 (see Note
14) are as follows:

       Year                                        Amount
-------------------                           ----------------
1998                                              $  9,858
1999                                                 3,015
2000                                                13,580
2001                                                 2,832
2002                                               115,349
Thereafter                                           5,893
                                              ----------------
                                                  $150,527
                                              ================

Long-term debt, including current maturities, has a carrying value of $150,527 and a fair value of $169,717. The estimated fair value represents the present value of debt service at rates currently available to the Company for issuance of debt with similar terms. Except for the above, all financial instruments are carried at amounts that approximate estimated fair value.

6. INCOME TAXES:

Income tax expense (benefit) consists of the following for the periods ended:

                               Fiscal Year            10 Months              Fiscal Year
                           -----------------      -----------------      ------------------
                              December 31,           December 31,           February 29,
                                  1997                  1996                   1996
                           -----------------      -----------------      ------------------
Current:
Federal                             $   779                $  (198)                 $1,870
State                                    57                    (70)                    281
                          ------------------      -----------------      ------------------
                                        836                   (268)                  2,151
Deferred                             (4,234)                (2,929)                   (478)
                          ------------------      -----------------      ------------------
                                    $(3,398)               $(3,197)                 $1,673
                          ==================      =================      ==================

The differences between income taxes computed using the federal statutory rate and the expense (benefit) for income taxes were as follows for the periods ended:

                                                         Fiscal Year             10 Months             Fiscal Year
                                                     -----------------      -----------------      -----------------
                                                         December 31,           December 31,           February 29,
                                                             1997                   1996                   1996
                                                     -----------------      -----------------      -----------------
Income tax provision (benefit) at federal
  statutory rate                                               $(1,500)               $(9,116)                $  804
Increase (reduction) attributable to:
   Nondeductible goodwill                                          672                  5,161                  1,450
   Foreign Sales Corporation benefit                              (639)                  (714)                  (447)
   Consent and solicitation fees                                                          422
   Recapitalization fees                                                                  783
   Change in valuation allowance for deferred
     tax assets                                                                                                 (606)
   State taxes, net of federal benefit                            (547)                  (132)                   293
   Other, net                                                   (1,384)                   399                    179
                                                     -----------------      -----------------      -----------------

                                                               $(3,398)               $(3,197)                $1,673
                                                     =================      =================      =================

The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                                        December 31,           December 31,
                                                            1997                   1996
                                                     -----------------      -----------------

Accrued pension                                                $ 1,020                $   659
Accrued compensation                                               620                  1,417
Accrued self insurance reserve                                     913                    746
Aura write-off                                                       0                    522
Deferred compensation                                              823                    725
Intangibles                                                      1,167
Inventory reserves                                               1,111                  1,120
Depreciable assets                                              (1,162)                (2,494)
Loss and credit carryforwards                                    3,638                  1,059
Warranty reserve                                                   818                    773
Other accruals                                                     576                    510
Other                                                              114                    367
                                                     -----------------      -----------------
                                                                 9,638                  5,404
Valuation allowance                                               (551)                  (551)
                                                     -----------------      -----------------
          Net deferred tax asset                               $ 9,087                $ 4,853
                                                     =================      =================

The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of a portion of the carryforwards is deemed more likely than not. The carryforwards of $3,638 expire in 2012.

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

The net periodic cost is computed as follows:

                                                     December 31, 1997       December 31, 1996       February 29, 1996
                                                    ------------------      ------------------      ------------------
Service cost                                                   $   748                   $ 565                 $   458
Interest cost                                                      771                     523                     483
Actual return on plan assets                                    (1,302)                   (950)                 (1,182)
Net amortization and deferral                                      671                     497                     755
                                                    ------------------      ------------------      ------------------
                                                               $   888                   $ 635                 $   514
                                                    ==================      ==================      ==================
Expected long-term rate of return on plan assets                   8.5%                    8.5%                    8.5%
Discount rate used to determine the period's
     expense and the period end projected benefit
     obligation                                                   7.25%                    7.5%                    7.5%

Approximately 60% of the plan assets are invested in equity securities and 40% in bonds as of December 31, 1997.

The following table sets forth the funded status of the plans:

                                                               December 31, 1997                         December 31, 1996
                                                    ------------------------------------      ------------------------------------
                                                                              Service                                   Service
                                                        Retirement            Related             Retirement            Related
                                                          Income              Pension               Income              Pension
                                                           Plan                 Plan                 Plan                Plan
                                                    ---------------      ---------------      ---------------      ---------------
Actuarial present value of:
   Vested benefits                                          $ 5,373               $2,105               $4,267               $1,647
   Nonvested benefits                                         1,706                  285                1,202                  154
                                                    ---------------      ---------------      ---------------      ---------------
   Accumulated Benefit Obligation                             7,079                2,390                5,469                1,801
Effect of anticipated future compensation levels              3,031                                     2,670
                                                    ---------------      ---------------      ---------------      ---------------
   Projected Benefit Obligation                              10,110                2,390                8,139                1,801
Plan assets at fair value                                     7,179                2,079                6,001                1,656
                                                    ---------------      ---------------      ---------------      ---------------
  Projected Benefit Obligation in excess of
        Plan Assets                                           2,931                  311                2,138                  145
Unrecognized prior service cost                                  89                 (171)                  96                 (191)
Unrecognized net transition (asset) obligation                 (100)                  31                 (118)                  51
Unrecognized net (loss) gain                                   (857)                (113)                (519)                 115
Adjustment required to recognize minimum
   liability                                                                         253                                        24
                                                    ---------------      ---------------      ---------------      ---------------
   Accrued Pension Cost                                     $ 2,063               $  311               $1,597               $  144
                                                    ===============      ===============      ===============      ===============

SAVINGS PLAN

Holdings has a 401(k) savings plan (the Plan) which covers all employees who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. In 1997, Holdings began matching contributions of up to 2% of eligible employee wages. Prior to this, Holdings made matching contributions at the discretion of the board of directors. For the year ended December 31, 1997, Holdings made matching contributions of $315 to the Plan. Holdings did not make matching contributions to the Plan in the ten months ended December 31, 1996, or the fiscal year ended February 29, 1996.

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

During 1997 and subsequent to 1997, the Company entered into agreements with the three individuals that effectively terminated each individual's participation in the deferred compensation plan. Pursuant to the agreements, the Company will issue 29,750 shares of common stock of MVE to the three individuals upon the earlier of December 31, 2006 or the occurrence of certain events. As a result of the Company entering into these agreements, the Company reclassified the accrued liability related to the deferred compensation plan of $1,866 as of December 31, 1996 to equity.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of Holdings' operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was
approximately $718, $702 and $502,   for  the year ended December 31, 1997 and
for the ten months ended December 31, 1996, and for the fiscal year ended February 29, 1996. The future minimum rental payments required under these leases are $470 in 1998, $270 in 1999, $89 in 2000, and $9 in 2001.

LITIGATION

Holdings is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on Holdings' financial position or results of operations.

9. SEGMENT REPORTING AND EXPORT SALES:

The operations of Holdings are divided into three business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO2 beverage systems and biological material storage systems. Also included in the distributed products segment are those emerging products anticipated to be used in commercial markets including liquid natural gas systems for vehicle fleets and flat vacuum panels for use in refrigeration appliances. The medical products segment develops, manufactures and markets a broad range of medical products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. General corporate assets include cash and cash equivalents and income taxes.

Financial information by business segment as of and for the year ended December 31, 1997, the ten months ended December 31, 1996, and the fiscal year ended February 29, 1996 was as follows:

                              Industrial          Distributed            Medical           Corporate and
                               Products            Products             Products           Eliminations              Total
                          ----------------   -------------------   ----------------    ---------------------    ----------------
December 31, 1997:
Customer sales                    $121,161               $45,238           $ 26,327                                     $192,726
Intersegment sales                   2,175                 2,932                  1                 $ (5,108)
                          ----------------   -------------------   ----------------    ---------------------    ----------------
Total Sales                        123,336                48,170             26,328                   (5,108)           $192,726
Operating income (loss)              8,921                10,441             (1,595)                  (5,109)             12,658
Identifiable assets                 40,571                25,319             17,326                   53,566             136,782
Capital additions                    4,490                 1,140                281                    1,099               7,010
Depreciation                         1,350                   457                751                      860               3,418
Amortization                           139                    59                 42                    3,953               4,193

December 31, 1996:
Customer sales                    $ 96,519               $36,760           $ 22,467                                     $155,746
Intersegment sales                   1,480                                                          $ (1,480)
                          ----------------   -------------------   ----------------    ---------------------    ----------------
Total Sales                         97,999                36,760             22,467                   (1,480)            155,746
Operating income (loss)             10,208                 5,941            (14,737)                 (14,479)            (13,067)
Identifiable assets                 40,281                24,211             17,382                   60,302             142,176
Capital additions                    5,286                 1,145              2,616                    3,367              12,414
Depreciation                           751                   774                682                      962               3,169
Amortization                            29                    28              1,445                    3,121               4,623

February 29, 1996:
Customer sales                    $ 95,348               $47,064           $ 36,808                                     $179,220
Intersegment sales                   7,808                                                          $ (7,808)
                          ----------------   -------------------   ----------------    ---------------------    ----------------
Total sales                        103,156                47,064             36,808                   (7,808)            179,220
Operating income                    11,182                 4,757              2,730                        5              18,674
Identifiable assets                 54,926                40,604             29,361                    8,997             133,888
Capital additions                    3,594                 1,696              1,883                    1,211               8,384
Depreciation                           748                   828                854                    1,056               3,486
Amortization                         2,392                 1,178              1,893                                        5,463

Export sales from Holdings' U.S. operations for the year ended December 31, 1997, the ten months ended December 31, 1996, and the fiscal year ended February 29, 1996 were as follows:

                                         December 31,           December 31,           February 29,
                                             1997                   1996                   1996
                                     ------------------     ------------------     ------------------
Canada and Mexico                               $10,922                $ 6,957                $ 7,999
Europe                                           12,164                 12,407                 13,358
Pacific                                          29,318                 24,868                 26,434
Other                                             8,331                  7,271                  7,497
                                     ------------------     ------------------     ------------------
Total                                           $60,735                $51,503                $55,288
                                     ==================     ==================     ==================

10.  OTHER EXPENSES:

Other expense recorded in the ten months ended December 31, 1996 include the following:

Recapitalization Expenses                                      $ 3,545
Deferred compensation plan (Note 7)                              1,916
Discontinue AURA product line                                    1,280
Debt forgiveness                                                 3,722
Goodwill write-offs                                             10,824
Other                                                              685
                                                             ---------
                                                               $21,972
                                                             =========

RECAPITALIZATION EXPENSES

In 1996, the Company incurred $3,545 of expenses related to recapitalization of the Company. These expenses related to consent and solicitation of the holders of the senior secured notes and legal and accounting fees.

DISCONTINUANCE OF AURA PRODUCT LINE

In 1996, Holdings wrotedown $1,280 of fixed and other assets, net of debt forgiveness, related to the discontinuance of the AURA product line, which was included in the Distributed Products segment. Prior to December 1996, the Company had an agreement with a third party to participate in a joint venture to produce and market its AURA product line. In December 1996, the Company and the joint venture partner agreed to discontinue all AURA operating and marketing activities.

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

11.  PREFERRED STOCK AND RECAPITALIZATION

On August 28, 1996 MVE Investors, LLC purchased 4,700 shares of Holdings 12.5% Series A Cumulative Redeemable Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47,000. Holdings used the proceeds of this transaction to purchase a substantial portion of certain Holdings shareholders' common stock.

Following this recapitalization, MVE Investors, LLC holds shares of Series A Redeemable Preferred Stock which are convertible into 374,633 shares of Holdings Common Stock, or approximately 67.4% of the Common Stock outstanding on a fully diluted basis. As of December 31, 1997 and 1996, Holdings had accrued, but unpaid dividends of $8,388 and $1,973 relating to Series A Preferred Stock, respectively.

In exchange for 1,061 shares of Common Stock held by certain shareholders, Holdings issued 13 shares of 10% Series B Redeemable Preferred Stock in 1997. Each such share has a liquidation preference of $10,000 plus accrued and unpaid dividends. Also, 49 shares of Series B Redeemable Preferred Stock was purchased for $10,000 per share. In 1996, 66,406 shares of Common Stock were exchanged for 833 shares of the Series B Redeemable Preferred Stock. This class of stock is subject to mandatory redemption. As of December 31, 1997 and 1996, Holdings had accrued, but unpaid dividends of $1,079 and $278 relating to Series B Preferred Stock, respectively.

In 1997, Holdings purchased 430 of its outstanding warrants for $30.10944 per warrant. In 1996, Holdings purchased 79% of its outstanding warrants for $30.10944 per warrant.

12.  FISCAL RESULTS FOR THE TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)



                                                                December 31,
                                                                    1995
                                                            ------------------
Net sales                                                             $144,183
Cost of sales                                                          103,501
                                                            ------------------
       Gross profit                                                     40,682
Operating expenses:
   Selling and Marketing                                                 8,525
   General and administrative                                           10,734
   Research and development                                              4,654
   Amortization                                                          4,539
                                                            ------------------
       Total operating expenses                                         28,452
                                                            ------------------
Operating income                                                        12,230
Interest expense                                                       (13,517)
                                                            ------------------
Income (loss) before income tax provision
     (benefit) and minority interest                                    (1,287)
Income tax provision                                                      (190)
                                                            ------------------
Loss before minority interest                                           (1,477)
Minority interest in net income                                           (133)
                                                            ------------------
       Net loss                                                         (1,610)
                                                            ==================

13.  RELATED PARTY TRANSACTIONS

The Company loaned two shareholders $2,000 on August 27, 1996, to be repaid to the Company on or before August 27, 2003. Simple interest accrues on the principal amount at an annual rate of 8%. Principal of $2,000 and accrued interest of $225 and $56 was outstanding at December 31, 1997 and 1996, respectively. The loan is secured by Holdings Common Stock owned by the shareholders.

A director of Holdings has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of Holdings.

Two shareholders have management agreements with the Company which pays a quarterly fee of $44 each plus expenses. The company paid $401 related to this agreement in the year ended December 31, 1997.

14.   SUBSEQUENT EVENTS

DEBT RESTRUCTURING

On February 2, 1998, CAIRE entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50 and an option to purchase 28,957 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, MVE accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, pursuant to the February 2, 1998 agreement, MVE purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of one hundred dollars. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. Had the restructuring occurred at December 31, 1997, unaudited pro forma results for 1997 are: extraordinary gain from extinguishment of debt, net of tax, $3,695; net income $2,634 total liabilities $187,579; and equity $(115,603).

ACQUISITION

Effective February 18, 1998, the Company acquired a majority interest in Ferox, a.s., a manufacturer of bulk tanks and other cryogenic equipment located in the Czech Republic for $400 in cash and an agreement with the seller to make additional payments based on certain operational results of Ferox and the Company. In addition, the Company paid to the seller's parent the sum of $600 in cash in exchange for an agreement not to compete. The pro forma effect of the acquisition is not material to the consolidated financial statements.

LOAN DEFAULT

The Company accelerated the maturity of a $1,500 loan, referred to in Note 13, to January 9, 1998 and the shareholder defaulted. In accordance with the terms of the loan and pledge agreement, the Company took possession of certain Holdings' Common Stock equal in value to the principal and unpaid interest on the loan.

INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of MVE, Inc.

We have audited the accompanying consolidated balance sheets of MVE, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1997 and the ten month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended February 29, 1996 were audited by other auditors whose report, dated April 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


Minneapolis, Minnesota
March 6, 1998

                           MVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (In Thousands, Except Share and Per Share Data)


                                                                             December 31,        December 31,
                                                                                 1997                1996
                                                                            ----------------    ----------------
                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                    $  2,772            $  3,054
      Accounts receivable, net of allowance for doubtful accounts                    28,837              26,958
      Inventories                                                                    24,774              28,091
      Prepaid expenses                                                                1,228               1,227
      Income tax refund receivable                                                    1,013               3,102
      Deferred income taxes                                                           5,604               6,740
                                                                            ----------------    ----------------
             Total current assets                                                    64,228              69,172

PROPERTY, PLANT AND EQUIPMENT                                                        48,640              42,388
      Less- Accumulated depreciation and amortization                               (18,765)            (15,376)
                                                                            ----------------     ---------------
             Net property, plant and equipment                                       29,875              27,012

DUE FROM MVE HOLDINGS, INC.                                                          31,903              31,882

GOODWILL, net                                                                        24,471              26,001

DEFERRED INCOME TAXES                                                                 2,402

OTHER ASSETS, net                                                                     6,108               6,492
                                                                            ----------------     ---------------
             Total assets                                                          $158,987            $160,559
                                                                            ================    ================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Current maturities of long-term debt                                         $  9,069            $  3,031
      Accounts payable                                                               18,297              18,071
      Accrued expenses and other liabilities                                         22,371              24,982
                                                                            ----------------    ----------------
             Total current liabilities                                               49,737              46,084

LONG-TERM DEBT, net of current maturities                                           134,594             137,354

DEFERRED INCOME TAXES                                                                                     1,887

OTHER NONCURRENT LIABILITIES                                                            113                 251
                                                                            ----------------    ----------------
             Total liabilities                                                      184,444             185,576

MINORITY INTEREST                                                                       368                 320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, no par value, stated value $.01 per share, 1,000,000
      shares authorized; 1,000 shares issued and outstanding                              1                   1
Additional paid-in capital                                                           12,277              12,277
Accumulated deficit                                                                 (38,103)            (37,615)
                                                                            ----------------     ---------------
             Total stockholder's deficit                                            (25,825)            (25,337)
                                                                            ----------------     ---------------
             Total liabilities and stockholder's deficit                           $158,987            $160,559
                                                                            ================    ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

 For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

                                 (In Thousands)


                                                         December 31,    December 31,     February 29,
                                                             1997            1996             1996
                                                        -------------    ------------    --------------
NET SALES                                                  $192,726        $155,746          $179,220

COST OF SALES                                               137,736         113,875           128,196
                                                        -------------    ------------    --------------
      Gross profit                                           54,990          41,871            51,024

OPERATING EXPENSES:
  Selling and marketing                                      13,925           9,855            11,039
  General and administrative                                 18,151          15,441            11,130
  Research and development                                    5,989           3,047             4,718
  Amortization                                                3,578           4,623             5,463
  Other expenses (Note 10)                                                   19,668
                                                        -------------    ------------    --------------
      Total operating expenses                               41,643          52,634            32,350
                                                        -------------    ------------    --------------
      Operating income (loss)                                13,347         (10,763)           18,674

INTEREST INCOME                                                 113               6                47
INTEREST EXPENSE                                            (16,834)        (13,887)          (16,352)
                                                        -------------    ------------    --------------
      Income (loss) before income tax
        benefit (expense) and minority interest              (3,374)        (24,644)            2,369
INCOME TAX BENEFIT (EXPENSE)                                  3,046           3,197            (1,673)
                                                        -------------    ------------    --------------
      Income (loss) before minority interest                   (328)        (21,447)              696

MINORITY INTEREST IN NET (INCOME) LOSS                          (48)            949                (5)
                                                        =============    ============    ==============
      Net income (loss)                                    $   (376)       $(20,498)         $    691
                                                        =============    ============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholder's Deficit

  For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

             (In Thousands)

                                      Common Stock
                               ----------------------------
                                 Number                    Additional                                    Total
                                   of                        Paid-In              Accumulated         Stockholder's
                                 Shares      Amount          Capital                Deficit              Deficit
                               ---------   ---------    ---------------     --------------------   -----------------
BALANCE, February 29, 1995          1            $1            $10,411                $(17,879)       $  (7,467)
Net income                                                                                 691               691
                               -------     ---------    ---------------     --------------------    -------------
BALANCE, February 29, 1996          1             1             10,411                 (17,188)          (6,776)

Deferred compensation plan                                       1,866                                    1,866
Other                                                                                       71               71
Net loss                                                                               (20,498)         (20,498)
                               -------     ---------    ---------------     --------------------    -------------
BALANCE, December 31, 1996          1            $1            $12,277                $(37,615)        $(25,337)

Translation adjustment                                                                     (30)             (30)

Excess of additional pension
liability over unrecognized
prior service cost                                                                         (82)             (82)

Net loss                                                                                  (376)            (376)
                               -------     ---------    ---------------     --------------------    -------------

BALANCE, December 31, 1997          1            $1            $12,277                $(38,103)        $(25,825)
                               =======     =========    ===============     ====================    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

  For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended December 31, 1996

                                 (In Thousands)


                                                               December 31,        December 31,        February 29,
                                                                   1997                1996                1996
                                                             ---------------     ---------------     ---------------
OPERATING ACTIVITIES:
  Net income (loss) before extraordinary item                     $    (376)         $  (20,498)          $     691
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
  Depreciation and amortization                                       6,996               7,791               8,950
  Minority interest                                                      48                (949)                  5
  Interest on exchangeable debt                                         329                 274                 329
  Deferred income tax benefit                                        (3,153)             (2,929)               (478)
  Loss (gain) on sale of assets, net                                     22                                    (323)
  Loss on write-off of assets                                                             2,768
  Loss on write-off of goodwill                                                          10,824
  Loss on debt forgiveness                                               95               3,722
  Changes in other non-current assets and liabilities                   160               2,114
  Changes in operating assets and liabilities (Note 3)                1,219               7,394             (10,685)
                                                             ---------------     ---------------     ---------------
      Net cash provided by (used in) operating activities             5,340              10,511              (1,511)

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                    (6,372)             (9,783)             (8,384)
  Proceeds from sale of assets                                          373                 107               3,011
  Increase in other assets                                             (659)               (750)             (3,954)
  Cash acquired from acquisitions                                                           687
                                                             ---------------     ---------------     ---------------
      Net cash used in investing activities                          (6,658)             (9,739)             (9,327)

FINANCING ACTIVITIES:
  Borrowings under revolving credit facility                        210,673             174,266             197,201
  Repayments under revolving credit facility                       (205,870)           (174,121)           (191,771)
  Repayment of long-term debt                                        (2,756)             (2,489)             (3,228)
  Borrowings of long-term debt                                           10               4,680               8,299
  Advance to MVE Holdings, Inc.                                         (21)               (867)
  Deferred closing costs                                               (862)               (314)
  Changes in other noncurrent assets and liabilities                   (138)               (179)                419
                                                             ---------------     ---------------     ---------------
      Net cash provided by financing activities                       1,036                 976              10,920
                                                             ---------------     ---------------     ---------------
      Net increase (decrease) in cash and cash equivalents             (282)              1,748                  82

CASH AND CASH EQUIVALENTS, beginning of year                          3,054               1,306               1,224
                                                              --------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                            $   2,772          $    3,054           $   1,306
                                                             ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                         $  16,275          $    9,037           $  15,846
   Cash paid (received) during the year for income taxes          $  (1,260)         $    1,626           $   3,306


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

  For the Year Ended December 31, 1997, the Ten Months Ended December 31, 1996,
                      and the Year Ended February 29, 1996

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost which approximates fair value. Accounts payable include issued checks, which have not yet cleared the Company's bank, totaling $3,695 and $1,030 at December 31, 1997 and 1996, respectively.

RECEIVABLES

Accounts receivable, net of allowance for doubtful accounts, consisted of the following as of December 31, 1997 and 1996:

                                         December 31,         December 31,
                                             1997                 1996
                                       -----------------     ----------------
    A/R trade                                   $27,601              $26,785
    A/R other                                     1,775                  389
    Notes receivable                                289                  672
                                       -----------------     ----------------
                                                 29,665               27,846
    Allowance                                      (828)                (888)
                                       -----------------     ----------------
                                                $28,837              $26,958
                                       =================     ================


Allowance for doubtful accounts consisted of the following for the year ended December 31, 1997, the ten months ended December 31, 1996 and for the year ended February 29, 1996:

                                       Additions:       Write-offs,
                       Beginning       Charged to         net of        Ending
                        Balance         Expense         Recoveries      Balance
                     --------------  -------------    -------------    ---------
 February 29, 1996        $769           $221            $(315)          $675
 December 31, 1996         675            168               45            888
 December 31, 1997         888            434             (494)           828

INVENTORIES

Inventories include material, labor and overhead at standard cost and are stated at the lower of cost or market. The Company uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                              December 31,        December 31,
                                                  1997                1996
                                             ---------------     ---------------
Inventories at  cost:
Purchased materials and subassemblies               $14,710             $17,522
Work in process                                       6,401               6,591
Finished goods                                        5,115               6,070
                                             ---------------     ---------------
                                                     26,226              30,183
Reserves                                             (1,452)             (2,092)
                                             ---------------     ---------------
                                                    $24,774             $28,091
                                             ===============     ===============


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

                                                                    YEARS
                                                                    -----
 Buildings and improvements                                         10-30
 Machinery and equipment                                             3-8
 Furniture, fixtures and office equipment                            3-8


Property, plant and equipment consisted of:

                                                  December 31,   December 31,
                                                      1997           1996
                                               ---------------   ------------
Land                                               $  1,925         $  2,058
Building and improvements                            13,750           11,122
Machinery and equipment                              23,086           16,882
Furniture, fixtures and office equipment              8,995            7,118
Construction in progress                                884            5,208
                                                 -----------     ------------
                                                     48,640           42,388
Less - accumulated
  depreciation and amortization                     (18,765)         (15,376)
                                                 -----------     ------------
Net property, plant and equipment                   $29,875          $27,012
                                                 ===========     ============


OTHER ASSETS

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 2 to 30 years. Accumulated amortization was $10,821 and $8,830 at December 31, 1997 and 1996, respectively. Other assets net of accumulated amortization consist of the following:

                                           December 31,         December 31,
                                               1997                 1996
                                         -----------------    -----------------
Deferred financing costs                           $3,993              $ 4,030
Patents, trademarks and product
     lines                                            491                  657
Non-compete agreement                                  47
Other                                               1,577                1,805
                                         -----------------    -----------------
                                                   $6,108               $6,492
                                         =================    =================

REVENUE RECOGNITION

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at the Company's facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance and revenue is recognized at that time.

For the year ended December 31, 1997, one of the Company's customers represented 11% of the Company's net sales. For the ten months ended December 31, 1996, one of the Company's customers represented approximately 15% of the Company's net sales.

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

LONG-LIVED ASSETS AND GOODWILL

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows in less than book value. Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $16,565 and $14,487 at December 31, 1997 and 1996, respectively (See Note 10).

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods' financial statements to conform to the current year presentation. These reclassifications had no effect on the Company's financial position or results of operations.

CHANGE IN FISCAL YEAR

On January 17, 1997, the Board of Directors of Holdings and MVE adopted a resolution to change the fiscal year of the Company from the last day in February to a calendar year. The change in fiscal year is effective for the ten months ended December 31, 1996.

2.  ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consists of the following:

                                             December 31,        December 31,
                                                 1997                1996
                                            ---------------     ---------------
Employee compensation and payroll taxes            $ 2,814             $ 4,924
Income taxes                                         2,892               1,732
Warranty                                             1,930               1,909
Accrued pension cost                                 2,374               1,741
Accrued interest                                     5,422               5,366
Insurance                                            2,092               1,967
Deposits and rebates                                 2,429               4,185
Accrued freight                                        471                 567
Other                                                1,947               2,591
                                            ---------------     ---------------
                                                   $22,371             $24,982
                                            ===============     ===============


3.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in operating assets and liabilities were as follows:

                                         December 31,        December 31,        February 29,
                                             1997                1996                1996
                                        ----------------    ----------------    ---------------
Accounts receivable                             $(2,840)           $ 4,479            $ (7,025)
Inventories                                       4,042             (2,700)             (6,684)
Prepaid expenses and other                            1               (329)                 56
Income tax refund receivable                      3,517             (2,372)                  -
Accounts payable                                    700             (1,264)              4,176
Accrued expenses and other liabilities           (4,201)             9,580              (1,208)
                                        ----------------     ---------------    ----------------
                                                $ 1,219            $ 7,394            $(10,685)
                                        ================     ===============    ================


NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company acquired two companies in 1997 with purchase prices of $1,000 and $300. In 1996, the Company acquired two companies with purchase prices of $1,300 and $600. The acquisitions were not significant to the consolidated statements of cash flows.

Several lease and note obligations of $364 and $2,131 were incurred when the Company entered into leases or notes for new equipment, vehicles and furniture in 1997 and 1996, respectively.

In 1996, the Company purchased a building for $500 in exchange for long-term debt.

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

5.   LONG-TERM DEBT:

Certain assets of the Company are pledged as collateral for long-term debt. Long-term debt consists of the following:

                                                                                        December 31,        December 31,
                                                                                            1997                1996
                                                                                       ----------------    ----------------
12.5% senior secured notes, due February 2002, interest payable semiannually, net
  of unamortized discounts of $458 and $568                                                   $111,542            $111,432

Revolving credit facility, due February 1998, interest payable monthly at the
  reference rate plus .5%, 8.75% at December 31, 1996                                                0               6,054

Revolving credit facility, due October 2000, interest payable monthly at LIBOR,
  8.375% for the first $10 million and 9% for any additional borrowing                          10,857

Bonds, due September 2005, semi-annual principal payments of $345,  plus interest
  at rates ranging from 2.75% to 9%,  5.85% at December 31, 1997                                 5,520               6,210

7% exchangeable note, including accrued interest, with principal and accrued
  interest payable August 1, 1998 (see Note 13)                                                  6,155               5,826

Industrial Development Revenue Bonds, Series 1996, semi-annual principal payments of $220, plus interest at variable rates from 3.7% to 12%, 4.25% at
  December 31, 1997, due June 2011                                                               3,740               4,180

10.25% first mortgage note, payable in monthly installments of $14, including
  interest, with final payment due July 2003                                                       821                 899

10% subordinated debentures, interest payable semiannually, subject to 10% per year
  mandatory redemption beginning 1997, balance due May 2001                                         84                 418

Several notes payable with varying principal and interest payments through April
  2012 with interest rates ranging from 6% to 9%                                                 2,129               2,085

Revolving foreign loan, with varying principal and interest payments through
  1998 with interest rates ranging from 5.8% to10.5%                                               400                 520

Capitalized leases payable in varying monthly installments through February 2003
  with interest rates ranging from 5% to 10.25%                                                  2,415               2,761
                                                                                       ----------------    ----------------
Total long-term debt                                                                           143,663             140,385
Less- Current maturities                                                                         9,069               3,031
                                                                                       ----------------    ----------------
Long-term debt, net of current maturities                                                     $134,594            $137,354
                                                                                       ================    ================


The revolving credit facility provides for borrowings and issuances of Letters of Credit of up to $30,000 subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The revolving credit facility is renewable annually for three year periods through October 2000. Holdings is charged a monthly fee based on an annualized rate of .375% of the unused portion of the commitment. The interest rate is variable and contains a LIBOR and base rate option at the election of the Company. At December 31, 1997, $10,000 of the outstanding balance was subject to a LIBOR based rate of $8.375%. The remaining $857 carried a base rate of 9%. The credit facility contains certain covenants with respect to capital expenditures, borrowings and disposition of assets. As of December 31, 1997, the Company was in compliance with all financial covenants.

In 1996, the revolving credit facility provided for borrowings and issuance of letters of credit of up to $20,000, subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The note was renewable for three-year periods through June 2001. The Company was charged a monthly fee based on an annualized rate of .5% of the unused portion of the commitment.

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


The senior secured notes and revolving credit facility agreements contain certain covenants which restrict borrowings, dividends, acquisition and disposition of assets, and require the Company to maintain certain liquidity and debt coverage ratios. As of December 31, 1997, the Company was in compliance with its financial covenants.

The scheduled annual maturities of long-term debt at December 31, 1997 (see Note
13) are as follows:

YEAR                                                               AMOUNT
----                                                           --------------
1998                                                              $    9,069
1999                                                                   2,124
2000                                                                  12,575
2001                                                                   1,697
2002                                                                 113,766
Thereafter                                                             4,432
                                                               --------------
                                                                    $143,663
                                                               ==============

Long-term debt, including current maturities, has a carrying value of $143,663 and a fair value of $161,151. The estimated fair value represents the present value of debt service at rates currently available to the Company for issuance of debt with similar terms. Except for the above, all financial instruments are carried at amounts that approximate estimated fair value.

6.   INCOME TAXES:

Income tax expense (benefit) consists of the following for the periods ended:

                        Fiscal Year         Ten Months          Fiscal Year
                      ----------------    ----------------    ----------------
                       December 31,        December 31,        February 29,
                           1997                1996                1996
                      ----------------    ----------------    ----------------
Current:
Federal                      $    887           $   (198)             $1,870
State                              31                (70)                281
                      ----------------    ----------------    ---------------
                                  918               (268)              2,151
Deferred                       (3,964)            (2,929)               (478)
                      ----------------     ---------------    ---------------
                              $(3,046)           $(3,197)             $1,673
                      ================     ===============    ===============

The differences between income taxes computed using the federal statutory rate and the expense (benefit) for income taxes were as follows for the periods ended:

                                                               Fiscal Year         Ten Months        Fiscal Year
                                                             ----------------    ----------------  -------------
                                                              December 31,        December 31,      February 29,
                                                                  1997                1996              1996
                                                             ----------------    ----------------  -------------
Income tax provision (benefit) at federal statutory rate        $(1,147)            $(8,333)             $  804
Increase (reduction) attributable to:
  Amortization of goodwill                                          672               5,161               1,450
  Foreign Sales Corporation benefit                                (639)               (714)               (447)
  Consent and solicitation fees                                                         422
  Change in valuation allowance for deferred tax asset                                                     (606)
  State taxes, net of federal benefit                              (547)               (132)                293
  Other, net                                                     (1,385)                399                 179
                                                             ----------------    ----------------  -------------
                                                                $(3,046)            $(3,197)             $1,673
                                                             ================    ================  =============


The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                            December 31,        December 31,
                                               1997                1996
                                          ---------------     ---------------
Accrued Pension                                  $ 1,020             $   659
Accrued Compensation                                 620               1,417
Accrued Self Insurance Reserve                       913                 746
Aura Write-off                                         0                 522
Deferred compensation                                823                 725
Intangibles                                          208
Inventory reserves                                 1,111               1,120
Depreciable assets                                (1,162)             (2,494)
Loss and credit carryforwards                      3,535               1,059
Warranty reserve                                     818                 773
Other accruals                                       557                 510
Other                                                114                 367
                                          ---------------     ---------------
                                                   8,557               5,404
Valuation allowance                                 (551)               (551)
                                          ---------------     ---------------
          Net deferred tax asset                 $ 8,006             $ 4,853
                                          ===============     ===============


The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of a portion of the carryforwards is deemed more likely than not. The carryforwards of $3,535 expire in 2012.

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

The net periodic cost is computed as follows:

                                        December 31,    December 31,    February 29,
                                            1997            1996            1995
                                         -----------    ------------    ------------
Service cost                               $    748         $   565        $    458
Interest cost                                   771             523             483
Actual return on plan assets                 (1,302)           (950)         (1,182)
Net amortization and deferral                   671             497             755
                                         -----------    ------------    ------------
                                           $    888         $   635        $    514
                                         ===========    ============    ============

Expected long-term rate of return on
     plan assets                                8.5%            8.5%            8.5%
Discount rate used to determine the
     period's expense and the period end       7.25%            7.5%            7.5%
     projected benefit obligation


Approximately 60% of the plan assets are invested in equity securities and 40% in bonds as of December 31, 1997.

The following table sets forth the funded status of the plans:

                                                           December 31, 1997                  December 31, 1996
                                                     -------------------------------     -----------------------------
                                                                         Service                            Service
                                                      Retirement         Related         Retirement         Related
                                                        Income           Pension           Income           Pension
                                                         Plan              Plan             Plan             Plan
                                                     -------------     -------------    -------------     -------------
Actuarial present value of:
      Vested benefits                                     $ 5,373            $2,105           $4,267            $1,647
      Nonvested benefits                                    1,706               285            1,202               154
                                                     -------------     -------------    -------------     -------------
      Accumulated Benefit Obligation                        7,079             2,390            5,469             1,801
Effect of Anticipated future compensation levels            3.031                              2,670
                                                     -------------     -------------    -------------     -------------
      Projected Benefit Obligation                         10,110             2,390            8,139             1,801
Plan assets at fair value                                   7,179             2,079            6,001             1,656
                                                     -------------     -------------    -------------     -------------
      Projected Benefit Obligation in excess of
           Plan Assets                                      2,931               311            2,138               145
Unrecognized prior service cost                                89              (171)              96              (191)
Unrecognized net transition (asset) obligation               (100)               31             (118)               51
Unrecognized net (loss) gain                                 (857)            (113)             (519)              115
Adjustment required to recognize minimum
   liability                                                                    253                                 24
                                                     -------------     -------------    -------------     -------------
      Accrued Pension Cost                                $ 2,063           $   311           $1,597           $   144
                                                     =============     =============    =============     =============

SAVINGS PLAN

The Company has a 401(k) savings plan (the Plan) which covers all employees who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. In 1997, the Company began matching contributions of up to 2% of eligible employee wages. Prior to this, the Company made matching contributions at the discretion of the Board of Directors. For the year ended December 31, 1997, the Company made matching contributions of $315 to the Plan. The Company did not make matching contributions to the Plan in the ten months ended December 31, 1996, or the fiscal year ended February 29, 1996.

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

During 1997 and subsequent to 1997, the Company entered into agreements with the three individuals that effectively terminated each individual's participation in the deferred compensation plan. Pursuant to the agreements, the Company will issue 29,750 shares of common stock of MVE to the three individuals upon the earlier of December 31, 2006 or the occurrence of certain events. As a result of the Company entering into these agreements, the Company reclassified the accrued liability related to the deferred compensation plan of $1,866 as of December 31, 1996 to equity.

8.   COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of the Company's operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was approximately $718, $702, and $502 for the year ended December 31, 1997 and for the ten months ended December 31, 1996 and for the fiscal year ended February 29, 1996. The future minimum rental payments required under these leases are $470 in 1998, $270 in 1999, $89 in 2000, and $9 in 2001.

LITIGATION

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company's management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.   SEGMENT REPORTING AND EXPORT SALES:

The operations of the Company are divided into three business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO2 beverage systems and biological material storage systems. Also included in the distributed products segment are those emerging products anticipated to be used in commercial markets including liquid natural gas systems for vehicle fleets and flat vacuum panels for use in refrigeration appliances. The medical products segment develops, manufactures and markets a broad range of medical products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. General corporate assets include cash and cash equivalents and income taxes.

Financial information by business segment as of and for the year ended December 31, 1997, the ten months ended December 31, 1996 and the fiscal year ended February 29, 1996 was as follows:


                         Industrial        Distributed        Medical          Corporate and
                          Products          Products          Products         Eliminations            Total
                        -------------     --------------    -------------     ----------------     --------------

December 31, 1997:
  Customer sales            $121,161            $45,238          $26,327                                $192,726
  Intersegment sales           2,175              2,932                1              $(5,108)
                          -----------     --------------    -------------     -----------------     -------------
         Total sales         123,336             48,170           26,328               (5,108)           192,726
  Operating income (loss)      8,921             10,441           (1,595)              (4,420)            13,347
  Identifiable assets         40,571             25,319           17,326               75,771            158,987
  Capital additions            4,490              1,140              281                1,099              7,010
  Depreciation                 1,350                457              751                  860              3,418
  Amortization                   139                 59               42                3,338              3,578

December 31, 1996:
  Customer sales            $ 96,519            $36,760          $22,467                                $155,746
  Intersegment sales           1,480                                                  $(1,480)
                        -------------     --------------    -------------     -----------------     -------------
         Total Sales          97,999             36,760           22,467               (1,480)           155,746
  Operating income (loss)     10,208              5,941          (14,737)             (12,175)           (10,763)
  Identifiable assets         40,281             24,211           17,382               78,685            160,559
  Capital additions            5,286              1,145            2,616                3,367             12,414
  Depreciation                   751                774              682                  962              3,169
  Amortization                    29                 28            1,445                3,121              4,623

February 29, 1996:
  Customer sales            $ 95,348            $47,064          $36,808                                $179,220
  Intersegment sales           7,808                                                  $(7,808)
                          -----------     --------------    -------------     -----------------     -------------
         Total sales         103,156             47,064           36,808               (7,808)           179,220
  Operating income            11,182              4,757            2,730                    5             18,674
  Identifiable assets         54,926             40,604           29,361               40,012            164,903
  Capital additions            3,594              1,696            1,883                1,211              8,384
  Depreciation                   748                828              854                1,056              3,486
  Amortization                 2,392              1,178            1,893                                   5,463


Export sales from the Company's U.S. operations for the year ended December 31, 1997, the ten months ended December 31, 1996 and the fiscal year ended February 29, 1996 were as follows:

                    December 31,        December 31,        February 29,
                        1997                1996                1996
                   ----------------    ----------------    ----------------
Canada and Mexico          $10,922            $  6,957             $ 7,999
Europe                      12,164              12,407              13,358
Pacific                     29,318              24,868              26,434
Other                        8,331               7,271               7,497
                   ----------------    ----------------    ----------------
Total                       60,735             $51,503             $55,288
                   ================    ================    ================

10.   OTHER EXPENSE:

Other expense recorded in the ten months ended December 31, 1996 include the following:

Recapitalization Expenses                                   $1,241
Deferred Compensation Plan (Note 7)                          1,916
Discontinue AURA product line                                1,280
Debt Forgiveness                                             3,722
Goodwill write-offs                                         10,824
Other                                                          685
                                                   ----------------
                                                           $19,668
                                                   ================


RECAPITALIZATION EXPENSES

In 1996, the Company incurred $1,241 of expenses related to recapitalization of the Company. These expenses related to consent and solicitation of the holders of the senior secured notes and legal and accounting fees.

DISCONTINUANCE OF AURA PRODUCT LINE

In 1996, the Company wrotedown $1,280 of fixed and other assets, net of debt forgiveness, related to the discontinuance of the AURA product line, which was included in the Distributed Products segment. Prior to December 1996, the Company had an agreement with a third party to participate in a joint venture to product and market its AURA product line. In December 1996, the Company and the joint venture partner agreed to discontinue all AURA operating and marketing activities.

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

11.  FISCAL RESULTS FOR THE TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)



                                                       December 31,
                                                           1995
                                                      ---------------

Net sales                                                   $144,183
Cost of sales                                                103,501
                                                      ---------------
             Gross profit                                     40,682
Operating expenses:
      Selling and Marketing                                    8,525
      General and administrative                              10,734
      Research and development                                 4,654
      Amortization                                             4,539
                                                      ---------------
             Total operating expenses                         28,452
                                                      ---------------
Operating income                                              12,230
Interest expense                                             (13,517)
                                                      ----------------
Income (loss) before income tax provision
     (benefit) and minority interest                          (1,287)
Income tax provision                                            (190)
                                                      ----------------
Loss before minority interest                                 (1,477)
Minority interest in net income                                 (133)
                                                      ----------------
             Net loss                                         (1,610)
                                                      ================


12.  RELATED-PARTY TRANSACTION

A director of the Company has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of the Company.

13.   SUBSEQUENT EVENTS

DEBT RESTRUCTURING

On February 2, 1998, CAIRE entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50 and an option to purchase 28,957 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, MVE accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, pursuant to the February 2, 1998 agreement, MVE purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of one hundred dollars. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. Had the restructuring occurred at December 31, 1997, unaudited pro forma results for 1997 are: extraordinary gain from extinguishment of debt, net of tax, $3,695; net income $3,319; total liabilities $180,729; and equity $(22,110).