Form 10-Q
period 1998-03-31
MVE HOLDINGS INC; MVE INC
filed 1998-05-14
CIK 930404, 930406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1998

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

                            3505 COUNTY ROAD 42 WEST
                            BURNSVILLE, MN 55306-3803
                    (Address of principal executive offices)

                            TELEPHONE: (612) 882-5000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes ___ No ___

                      Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     OUTSTANDING AT
                                 CLASS               MARCH 31, 1998
                            -----------------        --------------
MVE Holdings, Inc.            Common Stock           124,275 Shares
MVE, Inc.                     Common Stock             1,000 Shares
MVE Holdings, Inc.          Preferred A Stock          4,700 Shares
MVE Holdings, Inc.          Preferred B Stock            797 Shares

NOTE: The duty of each of MVE Holdings, Inc., a Delaware corporation ("Holdings"), and MVE, Inc., also a Delaware corporation ("MVE"), to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been suspended. Holdings and MVE are voluntarily filing this quarterly report under cover of Form 10-Q. Please be advised that this report does not include all the information required to be included in a quarterly report on Form 10-Q filed pursuant to Section 13 or 15(d) of the Exchange Act.


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                   March 31,      December 31,
                                                                     1998            1997
                                                                   ---------       ---------
                                                                  (Unaudited)
        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $   5,528       $   5,864
  Accounts receivable, net of allowance for doubtful accounts         33,917          28,838
  Inventories                                                         29,813          24,774
  Prepaid expenses                                                     1,778           1,319
  Income tax refund receivable                                           715           1,013
  Deferred income taxes                                                5,604           5,604
                                                                   ---------       ---------
          Total current assets                                        77,355          67,412

PROPERTY, PLANT AND EQUIPMENT                                         61,692          48,640
  Less-Accumulated depreciation and amortization                     (19,810)        (18,765)
                                                                   ---------       ---------
          Net property, plant and equipment                           41,882          29,875

DEFERRED INCOME TAXES                                                  3,547           3,483

GOODWILL, net                                                         23,863          24,471

OTHER ASSETS, net                                                     12,470          11,541
                                                                   ---------       ---------
          Total assets                                             $ 159,117       $ 136,782
                                                                   =========       =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt                             $   8,199       $   9,858
  Accounts payable                                                    23,406          18,297
  Accrued expenses and other liabilities                              20,716          22,376
                                                                   ---------       ---------
          Total current liabilities                                   52,321          50,531

LONG-TERM DEBT, net of current maturities                            152,395         140,669

OTHER NONCURRENT LIABILITIES                                             474              94
                                                                   ---------       ---------
          Total liabilities                                          205,190         191,294

MINORITY INTEREST                                                      3,380             368
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                       57,119          55,388
SERIES B CONVERTIBLE PREFERRED STOCK                                   9,269           9,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Notes receivable from shareholders                                    (568)         (2,225)
  Common stock                                                             1               2
  Additional paid-in deficit                                           1,437           1,417
  Common stock warrants                                                  165             165
  Accumulated deficit                                               (116,876)       (118,677)
                                                                   ---------       ---------
          Total stockholders' deficit                               (115,841)       (119,318)
                                                                   ---------       ---------
          Total liabilities and stockholders' deficit              $ 159,117       $ 136,782
                                                                   =========       =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                           MVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                March 31,      December 31,
                                                                  1998            1997
                                                                ---------       ---------
                                                                Unaudited)
        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $   2,734       $   2,772
  Accounts receivable, net allowance for doubtful accounts         31,705          28,837
  Inventories                                                      26,392          24,774
  Prepaid expenses                                                  1,460           1,228
  Income tax refund receivable                                        715           1,013
  Deferred income taxes                                             5,604           5,604
                                                                ---------       ---------
          Total current assets                                     68,610          64,228

PROPERTY, PLANT AND EQUIPMENT                                      49,272          48,640
  Less-Accumulated depreciation and amortization                  (19,724)        (18,765)
                                                                ---------       ---------
          Net property, plant and equipment                        29,548          29,875

DUE FROM MVE HOLDINGS, INC                                         31,979          31,903

DEFERRED INCOME TAXES                                               2,466           2,402

GOODWILL, net                                                      23,863          24,471

OTHER ASSETS, net                                                   5,882           6,108
                                                                ---------       ---------
          Total assets                                          $ 162,348       $ 158,987
                                                                =========       =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                          $   2,509       $   9,069
  Accounts payable                                                 18,267          18,297
  Accrued expenses and other liabilities                           18,594          22,371
                                                                ---------       ---------
          Total current liabilities                                39,370          49,737

LONG-TERM DEBT, net of current maturities                         142,685         134,594

OTHER NONCURRENT LIABILITIES                                           93             113
                                                                ---------       ---------
          Total liabilities                                       182,148         184,444

MINORITY INTEREST                                                     394             368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                                           1               1
 Additional paid-in capital                                        12,297          12,277
 Accumulated deficit                                              (32,492)        (38,103)
                                                                ---------       ---------
          Total stockholders' deficit                             (20,194)        (25,825)
                                                                ---------       ---------
          Total liabilities and stockholders' deficit           $ 162,348       $ 158,987
                                                                =========       =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)


                                                                  (Unaudited)
                                                           -----------------------
                                                             Three Months Ended
                                                                   March 31
                                                           -----------------------
                                                             1998           1997
                                                           --------       --------
NET SALES                                                  $ 49,108       $ 48,444
COST OF SALES                                                35,157         33,562
                                                           --------       --------
          Gross profit                                       13,951         14,882

OPERATING EXPENSES:
  Selling and marketing                                       3,352          3,060
  General and administrative                                  4,304          3,896
  Research and development                                    1,253          1,616
  Amortization                                                1,048          1,013
                                                           --------       --------
          Total operating expenses                            9,957          9,585
                                                           --------       --------
          Operating income                                    3,994          5,297

INTEREST INCOME                                                  69            160
INTEREST EXPENSE                                             (4,569)        (4,365)
                                                           --------       --------
          Income (loss) before income tax provision,
               minority interest and
               extraordinary gain                              (506)         1,092

INCOME TAX BENEFIT (PROVISION)                                  241           (472)
                                                           --------       --------
          Income (loss) before minority interest and
               extraordinary gain                              (265)           620

MINORITY INTEREST IN NET INCOME                                 (65)            (4)
                                                           --------       --------
          Net income (loss) before extraordinary gain          (330)           616
EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF
   DEBT,  NET OF TAX OF $393                                  5,755
                                                           --------       --------
          Net income                                          5,425            616

PREFERRED STOCK DIVIDENDS                                    (1,950)        (1,738)
                                                           --------       --------

NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS                                            $  3,475       $ (1,122)
                                                           ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)


                                                                (Unaudited)
                                                           -----------------------
                                                              Three Months Ended
                                                                   March 31
                                                           -----------------------
                                                             1998           1997
                                                           --------       --------
                                                         (Unaudited)
NET SALES                                                  $ 46,936       $ 48,444
COST OF SALES                                                33,294         33,562
                                                           --------       --------
          Gross profit                                       13,642         14,882

OPERATING EXPENSES:
  Selling and marketing                                       3,304          3,060
  General and administrative                                  4,240          3,896
  Research and development                                    1,253          1,616
  Amortization                                                  842          1,013
                                                           --------       --------
          Total operating expenses                            9,639          9,585
                                                           --------       --------
          Operating income                                    4,003          5,297

INTEREST INCOME                                                  15
INTEREST EXPENSE                                             (4,220)        (4,365)
                                                           --------       --------
          Income (loss) before income tax provision,
            minority interest and
            extraordinary gain                                 (202)           932

INCOME TAX BENEFIT (PROVISION)                                   83           (472)
                                                           --------       --------
          Income (loss) before minority interest and
               extraordinary gain                              (119)           460


MINORITY INTEREST IN NET INCOME                                 (25)            (4)
                                                           --------       --------
          Net income (loss) before extraordinary gain          (144)           456
EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF
  DEBT, NET OF INCOME TAX PROVISION OF $393                   5,755
                                                           --------       --------
          Net income                                       $  5,611       $    456
                                                           ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                  (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
OPERATING ACTIVITIES:
  Net income before preferred stock dividends                $  5,425       $    616
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                             2,094          1,766
      Extraordinary gain, net of tax                           (5,755)
      Minority interest                                            70              4
      Interest on exchangeable debt                                63             82
      Loss on disposition of assets                                10
      Change in operating assets and liabilities:
           Accounts receivable                                 (2,714)        (3,093)
           Inventories                                           (940)          (456)
           Prepaid expenses                                      (211)            28
           Income tax receivable                                  298
           Accounts payable                                      (556)         1,102
           Accrued expenses and other liabilities              (4,133)        (4,981)
     Changes in other non-current liabilities                     228            226
                                                             --------       --------

              Net cash used in operating activities            (6,121)        (4,706)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      1
  Purchase of property, plant, and equipment                     (673)        (2,072)
  Purchase of other assets                                       (503)          (191)
  Payment for purchase of Ferox, net of cash acquired          (1,004)
                                                             --------       --------

              Net cash used in investing activities            (2,179)        (2,263)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                   52,925         52,931
  Repayments under working capital agreement                  (44,497)       (47,459)
  Repayment of long-term debt                                    (708)          (242)
  Changes in other non-current assets and liabilities             244            115
                                                             --------       --------

              Net cash provided by financing activities         7,964          5,345
                                                             --------       --------

              Net decrease in cash and cash equivalents          (336)        (1,624)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  5,864         10,505
                                                             --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  5,528       $  8,881
                                                             ========       ========
Supplemental Disclosure of Cash Flow Information:
          Cash paid for interest                             $  7,723       $  7,612
          Cash paid for taxes                                $  1,494       $    149

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)


                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
OPERATING ACTIVITIES:
  Net income                                                 $  5,611       $    456
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                              1,802          1,766
     Extraordinary gain, net of tax                            (5,755)
     Minority interest                                             26              4
     Interest on exchangeable debt                                 63             82
     Loss on disposition of assets                                 10
     Change in operating assets and liabilities:
          Accounts receivable                                  (2,783)        (2,996)
          Inventories                                          (1,618)          (456)
          Prepaid expenses                                       (232)            28
          Income tax receivable                                   298
          Accounts payable                                        (30)         1,121
          Accrued expenses and other liabilities               (4,234)        (4,975)
     Changes in other non-current liabilities                     245            226
                                                             --------       --------

              Net cash used in operating activities            (6,597)        (4,744)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      1
  Purchases of property, plant, and equipment                    (644)        (2,072)
  Purchase of other assets                                        (93)          (191)
                                                             --------       --------

              Net cash used in investing activities              (736)        (2,263)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                   52,813         52,931
  Repayments under working capital agreement                  (44,496)       (47,459)
  Repayment of long-term debt                                    (926)          (242)
  Changes in other non-current assets and liabilities             (96)           983
                                                             --------       --------

              Net cash provided by financing activities         7,295          6,213
                                                             --------       --------

              Net decrease in cash and cash equivalents           (38)          (794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,772          3,054
                                                             --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  2,734       $  2,260
                                                             ========       ========
Supplemental disclosure of cash flow information:
          Cash paid for interest                             $  7,594       $  7,612
          Cash paid for taxes                                $  1,494       $    149

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                MVE HOLDINGS, INC. AND MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.   Description of Business and General Information

     In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, except for Notes 1 - 3, to present fairly the financial position of Holdings and the Company as of March 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements included herein have been prepared by Holdings and the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the accounts of Holdings and the Company and their subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited financial statements have been omitted from these interim financial statements. While management of Holdings and the Company believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made, these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Holdings' and the Company's latest annual report on Form 10-K.

2.   Debt Restructuring

     On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of the Company, entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50,000 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, MVE accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, MVE purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of $100. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. As a result of this restructuring, the Company incurred an extraordinary gain, net of tax, of $5,755.

3.   Acquisition

     Effective February 18, 1998, Holdings, through a subsidiary, acquired a majority interest in Ferox, a.s., a manufacturer of bulk tanks and other cryogenic equipment located in the Czech Republic, for $400,000 in cash and an agreement with the seller to make additional payments based on certain operational results of Ferox and Holdings. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Upon completion of the evaluation process, Holdings may adjust the allocation of purchase price based on a final determination of fair value. In addition, Holdings paid to the seller's parent the sum of $600,000 in cash in exchange for an agreement not to compete. Acquisition costs of $350,000 were incurred which will be amortized on a straight-line basis over 15 years.

4.   Loan Default

     The Company accelerated the maturity of a $1.5 million loan in favor of a shareholder, to January 9, 1998 and the shareholder defaulted. In accordance with the terms of the loan and pledge agreement, Holdings took possession of certain Holdings' Common Stock equal in value to the principal and unpaid interest on the loan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES

Net sales for the quarter ended March 31, 1998 increased 1.4% to $49.1 million from $48.4 million in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Net sales for the quarter ended March 31, 1998 decreased 2.8% to $30.7 million from $31.6 million in the comparable period in 1997. Sales of bulk tanks and liquid cylinders decreased approximately $4.9 million between the two quarters. This decrease was offset by a $0.8 million increase in sales of vacuum insulated pipe. Additionally, the first quarter of 1998 included $0.7 million of environmental chamber sales as a result of the acquisition of Hanse Environmental in May 1997 and sales of $2.2 million resulting from the purchase of a majority interest of Ferox in February 1998.

DISTRIBUTED PRODUCTS: Net sales for the quarter ended March 31, 1998 increased 7.5% to $11.4 million from $10.5 million in the comparable period in 1997. The increase is largely due to increased sales of liquid natural gas tanks.

MEDICAL PRODUCTS: Net sales for the quarter ended March 31, 1998 increased 11.1% to $7.0 million from $6.3 million in the comparable period in 1997. The increase is primarily attributable to sales of the concentrator product.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) decreased to 28.4% for the quarter ended March 31, 1998 from 30.7% in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Gross margin decreased to 23.3% for the quarter ended March 31, 1998 from 26.9% in the comparable period in 1997. The decrease resulted from lower margin products being sold in addition to volume pricing terms for certain customers.

DISTRIBUTED PRODUCTS: Gross margin increased to 43.5% for the quarter ended March 31, 1998 from 43.1% in the comparable period in 1997.

MEDICAL PRODUCTS: Gross margin decreased to 26.4% for the quarter ended March 31, 1998 from 29.2% in the comparable period in 1997. The decrease is primarily attributable to market pricing changes resulting from reimbursement levels from Medicare.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 1998 were $10.0 million, or 20.3% of net sales, compared to $9.6 million, or 19.8% of net sales, for the same period one year ago. The increase in operating expense is primarily attributable to additional expenses associated with the expansion of Holdings business in Europe. Additionally, other unusual expenses were incurred as a result of various organizational changes made in 1998.

OPERATING INCOME

Operating income decreased 24.6% to $4.0 million, or 8.1% of net sales, for the three months ended March 31, 1998 from $5.3 million, or 10.9% of net sales, in the comparable period in 1997. The decrease is primarily due to the decline in Industrial and Medical Products gross margin noted in the Gross Margin discussion above.

INTEREST EXPENSE

Interest expense was $4.6 million for the quarter ended March 31, 1998 and $4.4 million in the comparable period in 1997.

INCOME TAXES

The effective income tax rate was 47.6% for the three months ended March 31, 1998 compared to 43.4% for the same period one year ago.

NET INCOME/LOSS

As a result of the above, net loss (before preferred stock dividends and extraordinary gain) for the three months ended March 31, 1998 was $330,000 compared to a net income of $616,000 in the comparable period in 1997.

EBITDA (BEFORE EXTRAORDINARY GAIN)

EBITDA (earnings before interest, income taxes, depreciation, amortization) decreased 16.9% to $5.9 million or 12.3% of sales for the quarter ended March 31, 1998 from $7.1 million or 14.6% of sales in the comparable period of 1997. The decrease in EBITDA is attributable to the factors noted in the Gross Margin and Operating Income discussions above.

LIQUIDITY AND CAPITAL RESERVES

Cash flow used by operating activities was $6.1 million for the three months ended March 31, 1998 compared to $4.7 million in the same period one year ago.

Working capital was $25.0 million and $16.9 million at March 31, 1998 and December 31, 1997, respectively.

The Company invested $2.2 million in the three months ended March 31, 1998 compared to $2.3 million in the same period one year ago.

Cash provided by financing activities was $8.0 million for the three months ended March 31, 1998 compared to $5.3 million in the same period one year ago. The increase resulted from a reduction in repayments on the working capital agreement. The Company is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained.

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


                                       MVE HOLDINGS, INC.


DATE:
                                       -----------------------------------------
                                       John M. Kucharik
                                       President and Chief Executive Officer



                                       -----------------------------------------
                                       David E. Hoffman
                                       Chief Financial Officer


                                    MVE, INC.


DATE:
                                       -----------------------------------------
                                       John M. Kucharik
                                       President and Chief Executive Officer



                                       -----------------------------------------
                                       David E. Hoffman
                                       Chief Financial Officer

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


                                       MVE HOLDINGS, INC.




DATE:                                     /s/ John M. Kucharik
                                       -----------------------------------------
                                          John M. Kucharik
                                          President and Chief Executive Officer


                                          /s/ David E. Hoffman
                                       -----------------------------------------
                                          David E. Hoffman
                                          Chief Financial Officer



                                    MVE, INC.


DATE:                                     /s/ John M. Kucharik
                                       -----------------------------------------
                                          John M. Kucharik
                                          President and Chief Executive Officer


                                          /s/ David E. Hoffman
                                       -----------------------------------------
                                          David E. Hoffman
                                          Chief Financial Officer