Form 10-K/A
period 1997-12-31
MVE HOLDINGS INC; MVE INC
filed 1998-06-30
CIK 930404, 930406

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

     Delaware            41-1641718           Delaware           41-1396485
 (State or other      (I.R.S. employer     (State or other    (I.R.S. employer
   jurisdiction      identification no.)    jurisdiction     identification no.)
of incorporation or                      of incorporation or
   organization)                            organization)


                            3505 County Road 42 West
                              Burnsville, MN 55306
                    (Address of principal executive offices)

Registrants' telephone number, including area code: (612) 882-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [ ]    No [ ]

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

This amendment is being filed to revise MVE Holdings, Inc. and Subsidiaries Form 10-K as of December 31, 1997 and 1996, filed March 30, 1998. Please note, the amendment relates only to the debt restructuring portion of the Subsequent Events footnote (Number 14). The number of shares of 10% Series AA Cumulative Preferred Stock involved in the debt restructuring of CAIRE on February 2, 1998 was 820 shares versus 28,957 as previously reported.

12. FISCAL RESULTS FOR THE TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

                                                     December 31,
                                                        1995
                                                     ------------

Net sales                                               $144,183
Cost of sales                                            103,501
                                                     ------------
             Gross profit                                 40,682
Operating expenses:
      Selling and Marketing                                8,525
      General and administrative                          10,734
      Research and development                             4,654
      Amortization                                         4,539
                                                     ------------
             Total operating expenses                     28,452
                                                     ------------
Operating income                                          12,230
Interest expense                                         (13,517)
                                                     -------------
Income (loss) before income tax provision
     (benefit) and minority interest                      (1,287)
Income tax provision                                        (190)
                                                     ------------
Loss before minority interest                             (1,477)
Minority interest in net income                             (133)
                                                     -------------
             Net loss                                     (1,610)
                                                     =============

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

14. SUBSEQUENT EVENTS

DEBT RESTRUCTURING

On February 2, 1998, CAIRE entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, MVE accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, pursuant to the February 2, 1998 agreement, MVE purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of one hundred dollars. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. Had the restructuring occurred at December 31, 1997, unaudited pro forma results for 1997 are: extraordinary gain from extinguishment of debt, net of tax, $3,695; net income $2,634; total liabilities $187,579; and equity $(115,603).

ACQUISITION

Effective February 18, 1998, the Company acquired a majority interest in Ferox, a.s., a manufacturer of bulk tanks and other cryogenic equipment located in the Czech Republic, for $400 in cash and an agreement with the seller to make additional payments based on certain operational results of Ferox and the Company. In addition, the Company paid to the seller's parent the sum of $600 in cash in exchange for an agreement not to compete. The pro forma effect of the acquisition is not material to the consolidated financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MVE HOLDINGS, INC.




DATE:  June 25, 1998                   /s/ John M. Kucharik
                                       --------------------------------------
                                       John M. Kucharik
                                       President and Chief Executive Officer

                                       /s/ David E. Hoffman
                                       --------------------------------------
                                       David E. Hoffman
                                       Chief Financial Officer


                                    MVE, INC.

DATE:  June 25, 1998                   /s/ John M. Kucharik
                                       --------------------------------------
                                       John M. Kucharik
                                       President and Chief Executive Officer

                                       /s/ David E. Hoffman
                                       --------------------------------------
                                       David E. Hoffman
                                       Chief Financial Officer