Form 10-Q
period 1998-06-30
MVE HOLDINGS INC; MVE INC
filed 1998-08-14
CIK 930404, 930406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1998

                                       OR
[   ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file Number: 33-84262

                            -------------------------

                               MVE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                          41-1641718
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)         Identification Number)


                                    MVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                          41-1396485
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)         Identification Number)

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

                            Yes ____   No ____


                      Applicable Only To Corporate Issuers:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                                    CLASS               JUNE 30, 1998
                                    -----               -------------
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


                          PART 1. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                June 30,    December 31,
                                                                  1998          1997
                                                                ---------    ---------
                                                               (Unaudited)
              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $  11,488    $   5,864
  Accounts receivable, net of allowance for doubtful accounts      36,050       28,838
  Inventories                                                      29,762       24,774
  Prepaid expenses                                                  2,007        1,319
  Income tax refund receivable                                        723        1,013
  Deferred income taxes                                             5,604        5,604
                                                                ---------    ---------
          Total current assets                                     85,634       67,412

PROPERTY, PLANT AND EQUIPMENT                                      71,814       48,640
  Less-Accumulated depreciation and amortization                  (30,061)     (18,765)
                                                                ---------    ---------
          Net property, plant and equipment                        41,753       29,875

GOODWILL, net                                                      23,316       24,471

DEFERRED INCOME TAXES                                               3,527        3,483

OTHER ASSETS, net                                                  11,990       11,541
                                                                ---------    ---------
          Total assets                                          $ 166,220    $ 136,782
                                                                =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt                          $   8,054    $   9,858
  Accounts payable                                                 24,123       18,297
  Accrued expenses and other liabilities                           24,485       22,376
                                                                ---------    ---------
          Total current liabilities                                56,662       50,531

LONG-TERM DEBT, net of current maturities                         155,146      140,669
OTHER NONCURRENT LIABILITIES                                          444           94
                                                                ---------    ---------
          Total liabilities                                       212,252      191,294

MINORITY INTEREST                                                   3,487          368
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                    58,904       55,388
SERIES B CONVERTIBLE PREFERRED STOCK                                9,488        9,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Notes receivable from shareholders                                 (579)      (2,225)
  Common stock                                                          1            2
  Additional paid-in deficit                                        1,437        1,417
  Common stock warrants                                               165          165
  Accumulated deficit                                            (118,935)    (118,677)
                                                                ---------    ---------
          Total stockholders' deficit                            (117,911)    (119,318)
                                                                ---------    ---------
          Total liabilities and stockholders' deficit           $ 166,220    $ 136,782
                                                                =========    =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)

                                                       (Unaudited)                (Unaudited)
                                                --------------------------  ------------------------
                                                Three Months Ended June 30  Six Months Ended June 30
                                                -------------------------   ------------------------
                                                      1998         1997        1998          1997
                                                   ---------    ---------    ---------    ---------
NET SALES                                          $  56,878    $  50,501    $ 105,986    $  98,945
COST OF SALES                                         40,215       35,954       75,372       69,516
                                                   ---------    ---------    ---------    ---------
          Gross profit                                16,663       14,547       30,614       29,429

OPERATING EXPENSES:
  Selling and marketing                                3,603        3,522        6,955        6,582
  General and administrative                           5,366        4,951        9,670        8,847
  Research and development                             1,347        1,514        2,600        3,130
  Amortization                                         1,181        1,032        2,229        2,045
                                                   ---------    ---------    ---------    ---------
          Total operating expenses                    11,497       11,019       21,454       20,604
                                                   ---------    ---------    ---------    ---------
          Operating income                             5,166        3,528        9,160        8,825

INTEREST INCOME                                           33          109          102          269
INTEREST EXPENSE                                      (4,942)      (4,459)      (9,511)      (8,824)
                                                   ---------    ---------    ---------    ---------
          Income (loss) before income tax
               provision (benefit), minority
               interest and extraordinary gain           257         (822)        (249)         270

INCOME TAX BENEFIT (PROVISION)                          (110)         370          131         (102)
                                                   ---------    ---------    ---------    ---------
          Income (loss) before minority interest         147         (452)        (118)         168
               and extraordinary gain

MINORITY INTEREST IN NET INCOME                         (192)                     (257)          (4)
                                                   ---------    ---------    ---------    ---------
          Net income (loss) before extraordinary         (45)        (452)        (375)         164
               gain

EXTRAORDINARY GAIN FROM EARLY
   EXTINGUISHMENT OF DEBT, NET OF
   TAX OF $393                                                                   5,755
                                                   ---------    ---------    ---------    ---------
          Net income (loss)                              (45)        (452)       5,380          164

PREFERRED STOCK DIVIDENDS                             (2,004)      (1,750)      (3,954)      (3,488)
                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                                $  (2,049)   $  (2,202)   $   1,426    $  (3,324)
                                                   =========    =========    =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                         1998         1997
                                                                      ---------    ---------
OPERATING ACTIVITIES:
  Net income before preferred stock dividends                         $   5,380    $     164
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                       4,541        3,635
      Extraordinary gain, net of tax                                     (5,755)
      Minority interest                                                     257            4
      Interest on exchangeable debt                                          63          165
      Loss (gain) on disposition of assets                                   (3)          66
      Currency exchange gain                                                (50)
      Change in operating assets and liabilities:
           Accounts receivable                                           (5,060)      (5,500)
           Inventories                                                     (824)        (332)
           Prepaid expenses                                                (320)        (388)
           Deferred income taxes                                             21
           Accounts payable                                                  56          915
           Accrued expenses and other liabilities                          (352)      (3,707)
      Changes in other non-current assets and liabilities                   559          551
                                                                      ---------    ---------
              Net cash used in operating activities                      (1,487)      (4,427)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                1          219
  Purchase of property, plant, and equipment                             (1,681)      (4,458)
  Payment for purchase of Ferox, net of cash acquired                    (1,019)
  Purchase of minority shares                                                (8)
  Increase in other assets                                                  (73)        (380)
                                                                      ---------    ---------
              Net cash used in investing activities                      (2,780)      (4,619)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                             99,486      103,976
  Repayments under working capital agreement                            (94,165)     (95,347)
  Proceeds from issuance of long-term debt                                6,436
  Repayment of long-term debt                                            (1,667)      (1,525)
  Deferred financing costs                                                 (326)
  Purchase of common stock warrants                                                      (13)
  Purchase of treasury stock                                                          (3,183)
  Purchase of preferred stock                                                           (493)
  Changes in other non-current assets and liabilities                        (8)         (26)
                                                                      ---------    ---------
              Net cash provided by financing activities                   9,756        3,389

  Effect of Foreign Currency Exchange Rate Changes on Cash and Cash
     Equivalents                                                            135
                                                                      ---------    ---------
              Net increase (decrease) in cash and cash equivalents        5,624       (5,657)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,864       10,505
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  11,488    $   4,848
                                                                      =========    =========
Supplemental Disclosure of Cash Flow Information:
              Cash paid for interest                                  $   8,815    $   8,057
              Cash paid for taxes                                     $   2,137    $     166


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Description of Business and General Information

     In the opinion of MVE Holdings, Inc. (Holdings), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings as of June 30, 1998 and the results of its operations and its cash flows for the six month periods ended June 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by Holdings, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Holdings and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited financial statements have been omitted from these interim financial statements. While management of Holdings believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' latest annual report under cover of Form 10-K.

2.   Debt Restructuring

     On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of Holdings, entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50,000 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, Holdings accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, Holdings purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of $100. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. As a result of this restructuring, Holdings incurred an extraordinary gain, net of tax, of $5,755,000.

3.   Acquisition

     Effective February 18, 1998, Holdings, through a subsidiary, acquired a majority interest in Ferox, a.s., a manufacturer of cryogenic bulk storage tanks and other cryogenic equipment located in the Czech Republic, for $400,000 in cash and an agreement with the seller to make additional payments based on certain operational results of Ferox and Holdings. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Upon completion of the evaluation process, Holdings may adjust the allocation of purchase price based on a final determination of fair value. In addition, Holdings paid to the seller's parent the sum of $600,000 in cash in exchange for an agreement not to compete. Acquisition costs of $364,000 were incurred which will be amortized on a straight-line basis over 15 years.

4.   Loan Default

     A $1.5 million loan in favor of a shareholder matured on January 9, 1998 and the shareholder defaulted. In accordance with the terms of the loan and pledge agreement, Holdings satisfied the defaulted loan by taking possession of certain Holdings' Common Stock that secured the payment of the loan.

5.   Issuance of Senior Subordinated Notes

     On May 5, 1998, Holdings issued 14.125%, senior subordinated notes in the amount of $6,300,000 and two common stock purchase warrants, each allowing the holder to purchase 4,000 shares of Holdings common stock at $0.01 per share. The proceeds from these notes will be used for working capital and general corporate purposes. The senior subordinated notes are redeemable at the option of Holdings, in whole or in part, on May 5, 2005, plus accrued and unpaid interest. The senior subordinated notes contain certain covenants which restrict, among other things, dividends and additional equity issuances.

6.   Redemption of Common and Preferred Stock

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

7.   Warrant Purchase

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales for the quarter ended June 30, 1998 increased 12.7% to $56.9 million from $50.5 million in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Net sales for the quarter ended June 30, 1998 increased 7.4% to $34.8 million from $32.4 million in the comparable period in 1997. The purchase of a majority interest in Ferox a.s. accounts for a $5.6 million increase in net sales. Offsetting this increase is a $2.3 million reduction in bulk storage tanks and liquid cylinders due primarily to economic conditions in Asia Pacific.

DISTRIBUTED PRODUCTS: Net sales for the quarter ended June 30, 1998 increased 45.8% to $15.6 million from $10.7 million in the comparable period in 1997. The increase is largely attributable to increased sales of liquid natural gas tanks and obtaining a larger share of CO2 business from a major customer.

MEDICAL PRODUCTS: Net sales for the quarter ended June 30, 1998 decreased 12.2% to $6.5 million from $7.4 million in the comparable period in 1997. Domestic sales declined as a result of decreasing oxygen reimbursement from Medicare/Medicaid, offset by stronger international sales.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) increased to 29.3% for the quarter ended June 30, 1998 from 28.8% in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Gross margin decreased to 22.6% for the quarter ended June 30, 1998 from 25.5% in the comparable period in 1997. Volume/pricing terms with certain customers, economic conditions in Asia Pacific and the addition of Ferox a.s., which has margins lower than historical margins for Holdings, contributed to the decline in gross margin.

DISTRIBUTED PRODUCTS: Gross margin increased to 44.9% for the quarter ended June 30, 1998 from 43.0% in the comparable period in 1997. Increased sales of liquid natural gas tanks contributed to the higher margin.

MEDICAL PRODUCTS: Gross margin increased to 27.7% for the quarter ended June 30, 1998 from 22.6% in the comparable period in 1997. This change resulted from an increase in international liquid oxygen sales and a decrease in domestic concentrator sales .

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 1998 were $11.5 million or 20.2% of net sales compared to $11.0 million or 21.8% of net sales for the same period one year ago. The increase in operating expenses is associated with the expansion of Holdings' business into the Czech Republic and Europe offset by reductions domestically.

OPERATING INCOME

Operating income increased 48.6% to $5.2 million or 9.1% of net sales for the quarter ended June 30, 1998 from $3.5 million or 7.0% of net sales in the comparable period in 1997. The increase is primarily due to the factors noted in the Net Sales and Gross Margin discussions above.

INTEREST EXPENSE

Interest expense was $4.9 million for the quarter ended June 30, 1998 and $4.5 million in the comparable period in 1997.

INCOME TAXES

The effective income tax rate was 42.8% for the quarter ended June 30, 1998 compared to 45.0% in the comparable period in 1997.

NET INCOME (LOSS)

As a result of the above, net loss (before preferred stock dividends) for the quarter ended June 30, 1998 was $45,000 compared to a net loss of $452,000 in the comparable period in 1997.

EBITDA (BEFORE EXTRAORDINARY GAIN)

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 35.2% to $7.3 million or 12.7% of net sales for the quarter ended June 30, 1998 from $5.4 million or 10.7% of net sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the Net Sales and Gross Margin discussions above.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales for the six months ended June 30, 1998 increased 7.2% to $106.0 million from $98.9 million in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Net sales for the six months ended June 30, 1998 increased 2.3% to $65.5 million from $64.0 million in the comparable period in 1997. The acquisition of a majority interest in Ferox a.s. accounts for net sales increases of $7.7 million. Sales of bulk storage tanks and liquid cylinders decreased approximately $6.9 million due primarily to economic conditions in Asia Pacific.

DISTRIBUTED PRODUCTS: Net sales for the six months ended June 30, 1998 increased 26.8% to $27.0 million from $21.3 million in the comparable period in 1997. The increase is largely attributable to increased sales of liquid natural gas tanks and obtaining a larger share of CO2 business from a major customer.

MEDICAL PRODUCTS: Net sales for the six months ended June 30, 1998 decreased 0.7% to $13.5 million from $13.6 million in the comparable period in 1997.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) decreased to 28.9% for the six months ended June 30, 1998 from 29.7% in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Gross margin decreased to 23.0% for the six months ended June 30, 1998 from 26.5% in the comparable period in 1997. Volume/pricing terms with certain customers, economic conditions in Asia Pacific and the addition of Ferox a.s., which has margins lower than historical margins for Holdings, contributed to the decline in gross margin.

DISTRIBUTED PRODUCTS: Gross margin increased to 44.0% for the six months ended June 30, 1998 from 43.0% in the comparable period in 1997. Increased sales of liquid natural gas tanks contributed to the higher margin.

MEDICAL PRODUCTS: Gross margin increased to 27.0% for the six months ended June 30, 1998 from 25.6% in the comparable period in 1997. The increase is primarily attributable to a change in the mix of international sales and domestic sales.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1998 were $21.5 million or 20.2% of net sales compared to $20.6 million or 20.8% of net sales for the same period one year ago. The increase in operating expenses is associated with the expansion of Holdings' business into the Czech Republic and Europe offset by reductions domestically.

OPERATING INCOME

Operating income increased 4.5% to $9.2 million or 8.6% of net sales for the six months ended June 30, 1998 from $8.8 million or 8.9% of net sales in the comparable period in 1997. The increase is primarily due to the factors noted in the Net Sales and Gross Margin discussions above.

INTEREST EXPENSE

Interest expense was $9.5 million for the six months ended June 30, 1998 and $8.8 million in the comparable period in 1997. The addition of Ferox, a.s. and increased borrowings on the working line contributed to the increase in interest expense.

INCOME TAXES

The effective income tax rate before extraordinary gain was 52.6% for the six months ended June 30, 1998 compared to 37.8% in the comparable period in 1997.

NET INCOME

As a result of the extraordinary gain, net income (before preferred stock dividends) for the six months ended June 30, 1998 was $5.4 million compared to $164,000 in the comparable period in 1997.

EBITDA (BEFORE EXTRAORDINARY GAIN)

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 5.6% to $13.2 million or 12.5% of net sales for the six months ended June 30, 1998 from $12.5 million or 12.6% of net sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the Net Sales and Gross Margin discussions above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $1.5 million for the six months ended June 30, 1998 compared to $4.4 million in the same period one year ago. This resulted primarily from a reduction in customer advances relating to specific projects in 1997.

Working capital was $29.0 million and $16.9 million at June 30, 1998 and December 31, 1997, respectively. The increase is primarily due to the CAIRE debt restructuring, the Ferox a.s. acquisition, and an increase in receivables.

Holdings invested $2.8 million in the six months ended June 30, 1998 compared to $4.6 million in the same period one year ago. Reduced purchases of property, plant and equipment were offset by the purchase of the majority interest in Ferox a.s.

Cash provided by financing activities was $9.8 million for the six months ended June 30, 1998 compared to $3.4 million in the same period one year ago. In 1998, cash was received from the issuance of senior subordinated notes. In 1997, borrowings under the working capital agreement were higher than in 1998 and cash was used to redeem common and preferred stock.

Holdings is not in default under any lending agreement nor in violation of any related covenants for which there have not been waivers obtained.

                           MVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                              June 30,   December 31,
                                                                1998         1997
                                                             ---------    ---------
                                                            (Unaudited)
              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   2,175    $   2,772
  Accounts receivable, net allowance for doubtful accounts      33,927       28,837
  Inventories                                                   26,432       24,774
  Prepaid expenses                                               1,468        1,228
  Income tax refund receivable                                     723        1,013
  Deferred income taxes                                          5,604        5,604
                                                             ---------    ---------
          Total current assets                                  70,329       64,228

PROPERTY, PLANT AND EQUIPMENT                                   50,059       48,640
  Less-Accumulated depreciation and amortization               (20,633)     (18,765)
                                                             ---------    ---------
              Net property, plant and equipment                 29,426       29,875

DUE FROM MVE HOLDINGS, INC                                      32,059       31,903

GOODWILL, net                                                   23,316       24,471

DEFERRED INCOME TAXES                                            2,446        2,402

OTHER ASSETS, net                                                5,560        6,108
                                                             ---------    ---------
          Total assets                                       $ 163,136    $ 158,987
                                                             =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                       $   2,052    $   9,069
  Accounts payable                                              18,807       18,297
  Accrued expenses and other liabilities                        22,537       22,371
                                                             ---------    ---------
          Total current liabilities                             43,396       49,737

LONG-TERM DEBT, net of current maturities                      138,984      134,594

OTHER NONCURRENT LIABILITIES                                        69          113
                                                             ---------    ---------
          Total liabilities                                    182,449      184,444

MINORITY INTEREST                                                  429          368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                                        1            1
 Additional paid-in deficit                                     12,297       12,277
 Accumulated deficit                                           (32,040)     (38,103)
                                                             ---------    ---------
              Total stockholders' deficit                      (19,742)     (25,825)
                                                             ---------    ---------
              Total liabilities and stockholders' deficit    $ 163,136    $ 158,987
                                                             =========    =========


     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)

                                                                      (Unaudited)             (Unaudited)
                                                                 --------------------    --------------------
                                                                  Three Months Ended       Six Months Ended
                                                                       June 30                  June 30
                                                                 --------------------    --------------------
                                                                   1998        1997        1998        1997
                                                                 --------    --------    --------    --------
NET SALES                                                        $ 51,312    $ 50,501    $ 98,248    $ 98,945
COST OF SALES                                                      35,720      35,954      69,014      69,516
                                                                 --------    --------    --------    --------
          Gross profit                                             15,592      14,547      29,234      29,429

OPERATING EXPENSES:
  Selling and marketing                                             3,481       3,522       6,785       6,582
  General and administrative                                        4,937       4,951       9,177       8,847
  Research and development                                          1,347       1,514       2,600       3,130
  Amortization                                                        864       1,032       1,706       2,045
                                                                 --------    --------    --------    --------
          Total operating expenses                                 10,629      11,019      20,268      20,604
                                                                 --------    --------    --------    --------
          Operating income                                          4,963       3,528       8,966       8,825

INTEREST INCOME                                                        22                      37
INTEREST EXPENSE                                                   (4,302)     (4,459)     (8,522)     (8,824)
                                                                 --------    --------    --------    --------
          Income (loss) before income tax provision (benefit),
              minority interest and extraordinary gain                683        (931)        481           1

INCOME TAX (PROVISION) BENEFIT                                       (189)        370        (106)       (102)
                                                                 --------    --------    --------    --------
          Income (loss) before minority interest and                  494        (561)        375        (101)
              extraordinary gain

MINORITY INTEREST IN NET INCOME                                       (35)                    (60)         (4)
                                                                 --------    --------    --------    --------
          Net income (loss) before extraordinary gain                 459        (561)        315        (105)

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF
   DEBT, NET OF TAX OF $393                                                                 5,755
                                                                 --------    --------    --------    --------
          Net income (loss)                                      $    459    $   (561)   $  6,070    $   (105)
                                                                 ========    ========    ========    ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)

                                                               (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             1998        1997
                                                          ---------   ---------

OPERATING ACTIVITIES:
  Net income (loss)                                       $   6,070   $    (105)
  Adjustments to reconcile net income to net cash
      used in operating activities:
     Depreciation and amortization                            3,678       3,635
     Extraordinary gain, net of taxes                        (5,755)
     Minority interest                                           60           4
     Interest on exchangeable debt                               63         165
     Loss (gain) on disposition of assets                        (3)         66
     Change in operating assets and liabilities:
          Accounts receivable                                (5,271)     (5,385)
          Inventories                                        (1,662)       (332)
          Prepaid expenses                                     (126)       (388)
          Deferred income taxes                                  21
          Accounts payable                                      512         934
          Accrued expenses and other liabilities               (232)     (3,701)
     Changes in other non-current liabilities                    24         470
                                                          ---------   ---------

              Net cash used in operating activities          (2,621)     (4,637)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                    1         219
  Purchases of property, plant, and equipment                (1,547)     (4,458)
  Purchase of other assets                                      (96)       (380)
                                                          ---------   ---------

              Net cash used in investing activities          (1,642)     (4,619)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                 99,486     103,976
  Repayments under working capital agreement                (94,166)    (95,347)
  Repayment of long-term debt                                (1,574)     (1,525)
  Changes in other non-current assets and liabilities          (160)        922
                                                          ---------   ---------

              Net cash provided by financing activities       3,586       8,026

  Effect of Foreign Currency Exchange Rate Changes on
     Cash and Cash Equivalents                                   80
                                                          ---------   ---------

              Net decrease in cash and cash equivalents        (597)     (1,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,772       3,054
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   2,175   $   1,824
                                                          =========   =========
Supplemental disclosure of cash flow information:
          Cash paid for interest                          $   8,519   $   8,138
          Cash paid for taxes                             $   2,137   $     166

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Description of Business and General Information

     In the opinion of MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the six month periods ended June 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited financial statements have been omitted from these interim financial statements. While management of the Company believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report under cover of Form 10-K.

2.   Debt Restructuring

     On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of the Company, entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50,000 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, the Company accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, the Company purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of $100. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. As a result of this restructuring, Holdings incurred an extraordinary gain, net of tax, of $5,755,000.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales for the quarter ended June 30, 1998 increased 1.6% to $51.3 million from $50.5 million in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Net sales for the quarter ended June 30, 1998 decreased 9.9% to $29.2 million from $32.4 million in the comparable period in 1997. Bulk storage tanks and liquid cylinders decreased $2.3 million due primarily to economic conditions in Asia Pacific.

DISTRIBUTED PRODUCTS: Net sales for the quarter ended June 30, 1998 increased 45.8% to $15.6 million from $10.7 million in the comparable period in 1997. The increase is largely attributable to increased sales of liquid natural gas tanks and obtaining a larger share of CO2 business from a major customer.

MEDICAL PRODUCTS: Net sales for the quarter ended June 30, 1998 decreased 12.2% to $6.5 million from $7.4 million in the comparable period in 1997. Domestic sales declined as a result of decreasing oxygen reimbursement from Medicare/Medicaid, offset by stronger international sales.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) increased to 30.4% for the quarter ended June 30, 1998 from 28.8% in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Gross margin decreased to 23.2% for the quarter ended June 30, 1998 from 25.5% in the comparable period in 1997. Volume/pricing terms with certain customers and economic conditions in Asia Pacific contributed to the decline in gross margin.

DISTRIBUTED PRODUCTS: Gross margin increased to 44.9% for the quarter ended June 30, 1998 from 43.0% in the comparable period in 1997. Increased sales of liquid natural gas tanks contributed to the higher margin.

MEDICAL PRODUCTS: Gross margin increased to 27.7% for the quarter ended June 30, 1998 from 22.6% in the comparable period in 1997. This change resulted from an increase in international liquid oxygen sales and a decrease in domestic concentrator sales .

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 1998 were $10.6 million or 20.7% of net sales compared to $11.0 million or 21.8% of net sales for the same period one year ago.

OPERATING INCOME

Operating income increased 42.9% to $5.0 million or 9.7% of net sales for the quarter ended June 30, 1998 from $3.5 million or 7.0% of net sales in the comparable period in 1997. The increase is primarily due to the factors noted in the Net Sales and Gross Margin discussions above.

INTEREST EXPENSE

Interest expense was $4.3 million for the quarter ended June 30, 1998 and $4.5 million in the comparable period in 1997.

INCOME TAXES

The effective income tax rate was 27.7% for the quarter ended June 30, 1998 compared to 39.7% in the comparable period in 1997.

NET INCOME

As a result of the above, net income for the quarter ended June 30, 1998 was $459,000 compared to a net loss of $561,000 in the comparable period in 1997.

EBITDA (BEFORE EXTRAORDINARY GAIN)

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 25.9% to $6.8 million or 13.3% of net sales for the quarter ended June 30, 1998 from $5.4 million or 10.7% of net sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the Net Sales and Gross Margin discussions above.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales for the six months ended June 30, 1998 decreased 0.7% to $98.2 million from $98.9 million in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Net sales for the six months ended June 30, 1998 decreased 9.8% to $57.7 million from $64.0 million in the comparable period in 1997. Sales of bulk storage tanks and liquid cylinders decreased approximately $6.9 million due primarily to economic conditions in Asia Pacific.

DISTRIBUTED PRODUCTS: Net sales for the six months ended June 30, 1998 increased 26.8% to $27.0 million from $21.3 million in the comparable period in 1997. The increase is largely attributable to increased sales of liquid natural gas tanks and obtaining a larger share of CO2 business from a major customer.

MEDICAL PRODUCTS: Net sales for the six months ended June 30, 1998 decreased 0.7% to $13.5 million from $13.6 million in the comparable period in 1997.

GROSS MARGIN

Gross margin (expressed as a percent of net sales) increased to 29.8% for the six months ended June 30, 1998 from 29.7% in the comparable period in 1997.

INDUSTRIAL PRODUCTS: Gross margin decreased to 23.7% for the six months ended June 30, 1998 from 26.5% in the comparable period in 1997. Volume/pricing terms with certain customers and economic conditions in Asia Pacific contributed to the decline in gross margin.

DISTRIBUTED PRODUCTS: Gross margin increased to 44.0% for the six months ended June 30, 1998 from 43.0% in the comparable period in 1997. Increased sales of liquid natural gas tanks contributed to the higher margin.

MEDICAL PRODUCTS: Gross margin increased to 27.0% for the six months ended June 30, 1998 from 25.6% in the comparable period in 1997. The increase is primarily attributable to a change in the mix of international sales and domestic sales.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1998 were $20.3 million or 20.6% of net sales compared to $20.6 million or 20.8% of net sales for the same period one year ago.

OPERATING INCOME

Operating income increased 2.3% to $9.0 million or 9.1% of net sales for the six months ended June 30, 1998 from $8.8 million or 8.9% of net sales in the comparable period in 1997. The increase is primarily due to the factors noted in the Net Sales and Gross Margin discussions above.

INTEREST EXPENSE

Interest expense was $8.5 million for the six months ended June 30, 1998 and $8.8 million in the comparable period in 1997.

NET INCOME

As a result of the extraordinary gain, net income for the six months ended June 30, 1998 was $6.1 million compared to a loss of $105,000 in the comparable period in 1997.

EBITDA (BEFORE EXTRAORDINARY GAIN)

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 7.2% to $13.4 million or 13.7% of net sales for the six months ended June 30, 1998 from $12.5 million or 12.6% of net sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the Net Sales and Gross Margin discussions above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $2.6 million for the six months ended June 30, 1998 compared to $4.6 million in the same period one year ago. This resulted primarily from a reduction in customer advances relating to specific projects in 1997.

Working capital was $26.9 million and $14.5 million at June 30, 1998 and December 31, 1997, respectively. The increase is primarily due to the CAIRE debt restructuring and an increase in receivables.

The Company invested $1.6 million in the six months ended June 30, 1998 compared to $4.6 million in the same period one year ago. Purchases of property, plant and equipment were reduced.

Cash provided by financing activities was $3.6 million for the six months ended June 30, 1998 compared to $8.0 million in the same period one year ago. In 1997, borrowings under the working capital agreement were higher than in 1998.

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

                                MVE HOLDING, INC.


DATE:  August 14, 1998                  /s/ John M. Kucharik
                                        ----------------------------------------
                                        John M. Kucharik
                                        President and Chief Executive Officer

                                        /s/ David E. Hoffman
                                        ----------------------------------------
                                        David E. Hoffman
                                        Chief Financial Officer



                                    MVE, INC.


DATE:  August 14, 1998                  /s/ John M. Kucharik
                                        ----------------------------------------
                                        John M. Kucharik
                                        President and Chief Executive Officer

                                        /s/ David E. Hoffman
                                        ----------------------------------------
                                        David E. Hoffman
                                        Chief Financial Officer