Form 10-Q/A
period 1998-06-30
MVE HOLDINGS INC
filed 1998-08-26
CIK 930404

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A
(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

                           Yes _______ No ___________


                     Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                     OUTSTANDING AT
                                  CLASS              JUNE 30, 1998
                            -----------------        -------------
MVE Holdings, Inc.             Common Stock          124,275 Shares
MVE, Inc.                      Common Stock            1,000 Shares
MVE Holdings, Inc.          Preferred A Stock          4,700 Shares
MVE Holdings, Inc.          Preferred B Stock            797 Shares

This amendment is being filed to revise only MVE, Inc. and Subsidiaries' Form 10-Q as of June 30, 1998, filed August 14, 1998. Please note, the amendment relates to Item 2: Management's discussion and analysis of financial condition and results of operations for the six months ended June 30, 1998 and 1997. EBITDA (before extraordinary gain) increased 0.8% to $12.6 million or 12.8% of net sales for the six months ended June 30, 1998, versus previously reporting an increase of 7.2% to $13.4 million or 13.7% of net sales for the six months ended June 30, 1998.

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

MEDICAL PRODUCTS: Gross margin increased to 27.7% for the quarter ended June 30, 1998 from 22.6% in the comparable period in 1997. This change resulted from an increase in international liquid oxygen sales and a decrease in domestic concentrator sales.

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

EBITDA (BEFORE EXTRAORDINARY GAIN)


EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 0.8% to $12.6 million or 12.8% of net sales for the six months ended June 30, 1998 from $12.5 million or 12.6% of net sales in the comparable period of 1997.


LIQUIDITY AND CAPITAL RESERVES

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


                               MVE HOLDINGS, INC.


DATE:  August 26, 1998               /s/ John M. Kucharik
                                     --------------------------------------
                                     John M. Kucharik
                                     President and Chief Executive Officer

                                     /s/ David E. Hoffman
                                     --------------------------------------
                                     David E. Hoffman
                                     Chief Financial Officer


                                    MVE, INC.

DATE:  August 26, 1998               /s/ John M. Kucharik
                                     --------------------------------------
                                     John M. Kucharik
                                     President and Chief Executive Officer

                                     /s/ David E. Hoffman
                                     --------------------------------------
                                     David E. Hoffman
                                     Chief Financial Officer