Form 10-Q
period 1998-09-30
MVE HOLDINGS INC; MVE INC
filed 1998-11-16
CIK 930404, 930406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[ ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1998

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file Number: 33-84262

                          -----------------------------

                               MVE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                        41-1641718
         (State or other jurisdiction            (IRS Employer
               of incorporation or            Identification Number)
                 organization)

                                    MVE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          41-1396485
        (State or other jurisdiction              (IRS Employer
              of incorporation or             Identification Number)
                organization)


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

                          Yes ___       No ___


                      Applicable Only To Corporate Issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                                 CLASS            SEPTEMBER 30, 1998
                                 -----            ------------------
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


                          PART 1. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                             September 30,  December 31,
                                                                  1998         1997
                                                                ---------    ---------
                                                               (Unaudited)
              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $   9,344    $   5,864
  Accounts receivable, net of allowance for doubtful accounts      34,980       28,838
  Inventories                                                      29,335       24,774
  Prepaid expenses                                                  1,449        1,319
  Income tax refund receivable                                        723        1,013
  Deferred income taxes                                             5,604        5,604
                                                                ---------    ---------
          Total current assets                                     81,435       67,412

PROPERTY, PLANT AND EQUIPMENT                                      71,712       48,640
  Less-Accumulated depreciation and amortization                  (31,739)     (18,765)
                                                                ---------    ---------
          Net property, plant and equipment                        39,973       29,875

GOODWILL, net                                                      22,868       24,471

DEFERRED INCOME TAXES                                               3,526        3,483

OTHER ASSETS, net                                                  11,349       11,541
                                                                ---------    ---------
          Total assets                                          $ 159,151    $ 136,782
                                                                =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt                          $   9,151    $   9,858
  Accounts payable                                                 17,021       18,297
  Accrued expenses and other liabilities                           23,501       22,376
                                                                ---------    ---------
          Total current liabilities                                49,673       50,531
LONG-TERM DEBT, net of current maturities                         157,972      140,669
OTHER NONCURRENT LIABILITIES                                          532           94
                                                                ---------    ---------
          Total liabilities                                       208,177      191,294

MINORITY INTEREST                                                   1,458          368
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                    60,745       55,388
SERIES B CONVERTIBLE PREFERRED STOCK                                9,714        9,050

STOCKHOLDERS' DEFICIT:
   Notes receivable from shareholders                                (590)      (2,225)
   Common stock                                                         1            2
   Additional paid-in capital                                       1,437        1,417
   Common stock warrants                                              165          165
   Accumulated deficit                                           (121,956)    (118,677)
                                                                ---------    ---------

        Total stockholders' deficit                              (120,943)    (119,318)
                                                                ---------    ---------

        Total liabilities and stockholders' deficit             $ 159,151    $ 136,782
                                                                =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)

                                                       (Unaudited)                 (Unaudited)
                                                --------------------------  -------------------------
                                                Three Months Ended Sept 30  Nine Months Ended Sept 30
                                                --------------------------  -------------------------
                                                     1998        1997           1998          1997
                                                  ---------    ---------      ---------    ---------
NET SALES                                         $  51,725    $  46,692      $ 157,711    $ 145,637
COST OF SALES                                        36,690       33,881        112,062      103,397
                                                  ---------    ---------      ---------    ---------
          Gross profit                               15,035       12,811         45,649       42,240

OPERATING EXPENSES:
  Selling and marketing                               3,370        3,400         10,325        9,982
  General and administrative                          5,873        5,029         15,543       13,876
  Research and development                            1,349        1,596          3,949        4,726
  Amortization                                        1,157        1,035          3,386        3,080
                                                  ---------    ---------      ---------    ---------
          Total operating expenses                   11,749       11,060         33,203       31,664
                                                  ---------    ---------      ---------    ---------
           Operating income                           3,286        1,751         12,446       10,576

INTEREST INCOME                                         206          193            308          462
INTEREST EXPENSE                                     (4,910)      (4,445)       (14,421)     (13,269)
                                                  ---------    ---------      ---------    ---------
          Net loss before income tax                 (1,418)      (2,501)        (1,667)      (2,231)
               (provision) benefit, minority
               interest and extraordinary gain

INCOME TAX (PROVISION) BENEFIT                          (51)         539             80          437
                                                  ---------    ---------      ---------    ---------
          Net loss before minority interest and      (1,469)      (1,962)        (1,587)      (1,794)
             extraordinary gain

MINORITY INTEREST IN NET LOSS
   (INCOME)                                             137          (21)          (120)         (25)
                                                  ---------    ---------      ---------    ---------
          Net loss before extraordinary gain         (1,332)      (1,983)        (1,707)      (1,819)

EXTRAORDINARY GAIN FROM EARLY
   EXTINGUISHMENT OF DEBT, NET OF
   TAX OF $393                                                                    5,755
                                                  ---------    ---------      ---------    ---------

Net income (loss)                                    (1,332)      (1,983)         4,048       (1,819)

PREFERRED STOCK DIVIDENDS                            (2,067)      (1,826)        (6,021)      (5,314)
                                                  ---------    ---------      ---------    ---------

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                               $  (3,399)   $  (3,809)     $  (1,973)   $  (7,133)
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

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                                     (Unaudited)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                ---------    ---------
OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends                              $   4,048    $  (1,819)
Adjustments to reconcile net income to net cash used in operating activities net of affects of acquisition:
   Depreciation and amortization                                                    6,904        5,514
   Extraordinary gain, net of tax                                                  (5,755)
   Minority interest                                                                  120           24
   Interest on exchangeable debt                                                       50          247
   Loss on disposition of assets                                                        2           60
   Change in operating assets and liabilities:
           Accounts receivable                                                     (3,445)      (2,228)
           Inventories                                                                (21)       1,453
           Prepaid expenses                                                           154         (333)
           Deferred income taxes                                                       23
           Accounts payable                                                        (6,209)         583
           Accrued expenses                                                        (1,482)      (6,572)
     Changes in other non-current assets and liabilities                              785          771
                                                                                ---------    ---------
              Net cash used in operating activities                                (4,826)      (2,300)
INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                        29          221
   Purchases of property, plant, and equipment                                     (2,577)      (5,331)
   Payment for purchase of Ferox, net of cash acquired                             (1,019)
   Increase in other assets                                                           (67)        (528)
                                                                                ---------    ---------
              Net cash used in investing activities                                (3,634)      (5,638)
FINANCING ACTIVITIES:
  Borrowings under working capital agreement                                      153,101      154,386
  Repayments under working capital agreement                                     (145,131)    (145,271)
  Proceeds from issuance of long-term debt                                          6,300
  Repayment of long-term debt                                                      (2,156)      (1,939)
  Deferred financing costs                                                           (323)
  Purchase of common stock warrants                                                                (13)
  Purchase of treasury stock                                                                    (3,183)
  Purchase of preferred stock                                                                     (493)
  Changes in other non-current assets and liabilities                                  (8)        (424)
                                                                                ---------    ---------
              Net cash provided by financing activities                            11,783        3,063
  Effect of foreign currency exchange rate changes on cash and cash
       equivalents                                                                    157
                                                                                ---------    ---------
              Net increase (decrease) in cash and cash equivalents                  3,480       (4,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      5,864       10,505
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   9,344    $   5,630
                                                                                =========    =========
Supplemental Disclosure of Cash Flow Information:
          Cash paid for interest                                                $  16,583    $  15,658
          Cash paid for taxes                                                   $   2,226    $     170

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MVE HOLDINGS AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.       Description of Business and General Information

         In the opinion of MVE Holdings, Inc. (Holdings), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings as of September 30, 1998 and the results of its operations and its cash flows for the nine month periods ended September 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


SUMMARY
-------

Holdings develops, manufactures, markets and sells products grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors, and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter, and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998 and 1997

Net Sales
---------

Net sales for the quarter ended September 30, 1998 increased 10.7% to $51.7 million from $46.7 million in the comparable period in 1997.

Industrial Products: Net sales for the quarter ended September 30, 1998 increased 2.8% to $29.8 million from $29.0 million in the comparable period in 1997. The increase is primarily attributable to Holdings' acquisition, in February 1998, of a majority interest in Ferox a.s. which had sales of approximately $4.8 million during the quarter ended September 30, 1998. Offsetting this increase was a $4.0 million reduction in bulk tanks, transportation equipment, and liquid cylinders due primarily to economic conditions in Asia Pacific.

Distributed Products: Net sales for the quarter ended September 30, 1998 increased 28.6% to $15.3 million from $11.9 million in the comparable period in 1997. The increase is primarily attributable to a $2.1 million increase in restaurant product sales and a $0.7 million increase in liquid natural gas product sales over the same quarter last year.

Medical Products: Net sales for the quarter ended September 30, 1998 increased 13.8% to $6.6 million from $5.8 million in the comparable period in 1997. This increase was due primarily to increased international sales in all product lines.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 29.1% for the quarter ended September 30, 1998 from 27.4% in the comparable period in 1997.

Industrial Products: Gross margin decreased to 23.6% for the quarter ended September 30, 1998 from 23.8% in the comparable period in 1997.

Distributed Products: Gross margin increased to 41.2% for the quarter ended September 30, 1998 from 39.8% in the comparable period in 1997. This increase is primarily due to increased sales and better margins on liquid natural gas products.

Medical Products: Gross margin increased to 25.6% for the quarter ended September 30, 1998 from 20.5% in the comparable period in 1997. This increase was due primarily to increased international sales relative to domestic sales.

Operating Expenses
------------------

Operating expenses for the quarter ended September 30, 1998 were $11.7 million or 22.7% of net sales compared to $11.0 million or 23.7% of net sales for the same period one year ago. This increase in operating expenses is associated with the expansion of Holdings' business into the Czech Republic and Europe, offset by spending reductions domestically.

Operating Income
----------------

Operating income increased 83.3% to $3.3 million or 6.4% of net sales for the quarter ended September 30, 1998 from $1.8 million or 3.8% of net sales in the comparable period in 1997. The increase in net sales and gross margin as noted in the discussions above were the primary reasons for the improved operating income.

Interest Expense
----------------

Interest expense was $4.9 million for the quarter ended September 30, 1998 and $4.4 million in the comparable period in 1997. The increase is due to Holdings' acquisition of Ferox a.s. and the issuance of 14.125% senior subordinated notes.

Net Loss
--------

As a result of the above, net loss (before preferred stock dividends) for the quarter ended September 30, 1998 was $1.3 million compared to $2.0 million in the comparable period in 1997.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 55.6% to $5.6 million or 10.8% of sales for the quarter ended September 30, 1998 from $3.6 million or 7.8% of sales in the comparable period of 1997. The increase in net sales and gross margin as noted in the discussions above were the primary reasons for improved EBITDA.


Nine Months Ended September 30, 1998 and 1997

Net Sales
---------

Net sales for the nine months ended September 30, 1998 increased 8.3% to $157.7 million from $145.6 million in the comparable period in 1997.

Industrial Products: Net sales for the nine months ended September 30, 1998 increased 2.5% to $95.3 million from $93.0 million in the comparable period in 1997. The increase is primarily attributable to Holdings' acquisition, in February 1998, of a majority interest in Ferox a.s. which had sales of approximately $12.6 million since acquisition. Offsetting this increase was a $10.7 million reduction in bulk tanks, transportation equipment, and liquid cylinders due primarily to economic conditions in Asia Pacific.

Distributed Products: Net sales for the nine months ended September 30, 1998 increased 27.4% to $42.3 million from $33.2 million in the comparable period in 1997. The increase is primarily attributable to a $4.5 million increase in restaurant product sales and a $3.7 million increase in liquid natural gas product sales over the same period last year.

Medical Products: Net sales for the nine months ended September 30, 1998 increased 3.6% to $20.1 million from $19.4 million in the comparable period in 1997. This increase was due, in part, to increased international sales offset by weaker domestic sales as a result of decreasing oxygen reimbursement levels from Medicare / Medicaid.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) remained virtually the same at 28.9% for the nine months ended September 30, 1998 and 29.0% in the comparable period in 1997.

Industrial Products: Gross margin decreased to 23.2% for the nine months ended September 30, 1998 from 25.4% in the comparable period in 1997. Volume / pricing terms with certain customers, economic conditions in Asia Pacific and the addition of Ferox a.s., which has margins lower than historical margins for Holdings, contributed to the decline in gross margin.

Distributed Products: Gross margin increased to 43% for the nine months ended September 30, 1998 from 41.3% in the comparable period in 1997. This increase is primarily due to increased sales and better margins on liquid natural gas products.

Medical Products: Gross margin increased to 26.6% for the nine months ended September 30, 1998 from 25.1% in the comparable period in 1997. This increase was due primarily to increased international sales relative to domestic sales.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 1998 were $33.2 million or 21.1% of net sales compared to $31.7 million or 21.7% of net sales for the same period one year ago. Operating expenses increased $2.2 million with Holdings' acquisition, in February 1998, of a majority interest in Ferox a.s. Also, expenses increased $0.5 million due to the acquisition of a subsidiary in Solingen, Germany in June, 1997.

Operating Income
----------------

Operating income increased 17% to $12.4 million or 7.9% of net sales for the nine months ended September 30, 1998 from $10.6 million or 7.3% of net sales in the comparable period in 1997. The increase in net sales as noted in the discussion above was the primary reason for the increase in operating income.

Interest Expense
----------------

Interest expense was $14.4 million for the nine months ended September 30, 1998 and $13.3 million in the comparable period in 1997. The increase is due to Holdings' acquisition of Ferox a.s. and the issuance of 14.125% senior subordinated notes.

Income Taxes
------------

The effective income tax rate was 4.8% for the nine months ended September 30, 1998 compared to 19.6% in the comparable period in 1997. The decrease in tax rate resulted from projected book loss being offset by permanent tax differences.

Net Income
----------

As a result of the extraordinary gain, net income (before preferred stock dividends) for the nine months ended September 30, 1998 was $4.0 million compared to a net loss of $1.8 million in the comparable period in 1997.

EBITDA (Before extraordinary gain)
----------------------------------

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 16.8% to $18.8 million or 11.9% of sales for the nine months ended September 30, 1998 from $16.1 million or 11.0% of sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the operating income discussion above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used by operating activities was $4.8 million for the nine months ended September 30, 1998 compared to $2.3 million in the same period one year ago. This resulted primarily from changes in accounts receivable, accounts payable and customer advances offset by an increase in net income compared to the prior year.

Working capital was $31.8 million and $16.9 million at September 30, 1998 and December 31, 1997, respectively. The following contributed to the increase in working capital: Cash was received from the 14.125% senior subordinated notes, debt of a subsidiary was restructured, a majority interest in Ferox a.s. was obtained, and proceeds from the revolving line of credit were used to fund reductions in accounts payable and accruals and a $2.8 million increase in cash.

The Company invested $3.6 million in the nine months ended September 30, 1998 compared to $5.6 million in the same period one year ago. Holdings invested less in property, plant, and equipment compared to the prior year and acquired a majority interest in Ferox a.s.

Cash provided by financing activities was $11.8 million for the nine months ended September 30, 1998 compared to $3.0 million in the same period one year ago. $6.3 million was received from the issuance of 14.125% senior subordinated notes. Also, in the prior year, Holdings purchased $3.1 million of treasury stock and $.5 million of preferred stock. The Company is not in default under any lending agreement nor in violation of any related covenants for which waivers have not been obtained.

                           MVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                           September 30,  December 31,
                                                               1998          1997
                                                             ---------    ---------
                                                            (Unaudited)
              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $     746    $   2,772
  Accounts receivable, net allowance for doubtful accounts      32,068       28,837
  Inventories                                                   26,492       24,774
  Prepaid expenses                                               1,125        1,228
  Income tax refund receivable                                     723        1,013
  Deferred income taxes                                          5,604        5,604
                                                             ---------    ---------
          Total current assets                                  66,758       64,228

PROPERTY, PLANT AND EQUIPMENT                                   50,850       48,640
  Less-Accumulated depreciation and amortization               (21,620)     (18,765)
                                                             ---------    ---------
              Net property, plant and equipment                 29,230       29,875

DUE FROM MVE HOLDINGS, INC.                                     31,952       31,903

GOODWILL, net                                                   22,868       24,471

DEFERRED INCOME TAXES                                            2,445        2,402

OTHER ASSETS, net                                                5,217        6,108
                                                             ---------    ---------
          Total assets                                       $ 158,470    $ 158,987
                                                             =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                       $   2,046    $   9,069
  Accounts payable                                              13,972       18,297
  Accrued expenses and other liabilities                        20,919       22,371
                                                             ---------    ---------
          Total current liabilities                             36,937       49,737

LONG-TERM DEBT, net of current maturities                      141,103      134,594

OTHER NONCURRENT LIABILITIES                                        72          113
                                                             ---------    ---------
          Total liabilities                                    178,112      184,444

MINORITY INTEREST                                                  438          368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock                                                        1            1
 Additional paid-in capital                                     12,297       12,277
 Accumulated deficit                                           (32,378)     (38,103)
                                                             ---------    ---------

              Total stockholders' deficit                      (20,080)     (25,825)
                                                             ---------    ---------

              Total liabilities and stockholders' deficit    $ 158,470    $ 158,987
                                                             =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Operations
                                 (In Thousands)

                                                           (Unaudited)                   (Unaudited)
                                                    --------------------------    -------------------------
                                                    Three Months Ended Sept 30    Nine Months Ended Sept 30
                                                    --------------------------    -------------------------
                                                        1998          1997           1998            1997
                                                     ---------      ---------      ---------      ---------
NET SALES                                            $  46,912      $  46,692      $ 145,160      $ 145,637
COST OF SALES                                           32,688         33,881        101,702        103,397
                                                     ---------      ---------      ---------      ---------
          Gross profit                                  14,224         12,811         43,458         42,240

OPERATING EXPENSES:
  Selling and marketing                                  3,258          3,400         10,043          9,982
  General and administrative                             5,251          5,029         14,428         13,876
  Research and development                               1,349          1,596          3,949          4,726
  Amortization                                             835          1,035          2,541          3,080
                                                     ---------      ---------      ---------      ---------
          Total operating expenses                      10,693         11,060         30,961         31,664
                                                     ---------      ---------      ---------      ---------
          Operating income                               3,531          1,751         12,497         10,576

INTEREST INCOME                                             13            103             50            103
INTEREST EXPENSE                                        (4,132)        (4,445)       (12,654)       (13,269)
                                                     ---------      ---------      ---------      ---------
          Net loss before income tax (provision)          (588)        (2,591)          (107)        (2,590)
              benefit, minority interest and
              extraordinary gain

INCOME TAX (PROVISION) BENEFIT                             294            539            188            437
                                                     ---------      ---------      ---------      ---------

          Net loss before minority interest and
              extraordinary gain                          (294)        (2,052)            81         (2,153)

MINORITY INTEREST IN NET (INCOME)
   LOSS                                                     (9)           (21)           (69)           (25)
                                                     ---------      ---------      ---------      ---------
          Net loss before extraordinary gain              (303)        (2,073)            12         (2,178)

EXTRAORDINARY GAIN FROM EARLY
   EXTINGUISHMENT OF DEBT, NET OF TAX
   OF $393                                                                             5,755
                                                     ---------      ---------      ---------      ---------

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                                  $    (303)     $  (2,073)     $   5,767      $  (2,178)
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

                           MVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)

                                                                                (Unaudited)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                         ------------------------
                                                                           1998            1997
                                                                         ---------      ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                      $   5,767      $  (2,178)
  Adjustments to reconcile net income to net cash
      used in operating activities:
     Depreciation and amortization                                           5,539          5,514
     Extraordinary gain, net of tax                                         (5,755)
     Minority interest                                                          69             24
     Interest on exchangeable debt                                              50            247
     Loss on disposition of assets                                               2             60
     Change in operating assets and liabilities:
          Accounts receivable                                               (3,086)        (2,046)
          Inventories                                                       (1,620)         1,453
          Prepaid expenses                                                     101           (333)
          Deferred income taxes                                                 23
          Accounts payable                                                  (4,364)           602
          Accrued expenses                                                  (1,805)        (6,566)
    Changes in other non-current assets and liabilities                       (383)           771
                                                                         ---------      ---------
              Net cash used in operating activities                         (5,462)        (2,452)

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                   6            221
  Purchases of property, plant, and equipment                               (2,278)        (5,331)
  Increase in other assets                                                     (81)          (528)
                                                                         ---------      ---------
              Net cash used in investing activities                         (2,353)        (5,638)

FINANCING ACTIVITIES:
  Borrowings under working capital agreement                               153,101        154,386
  Repayments under working capital agreement                              (145,131)      (145,271)
  Repayment of long-term debt                                               (2,140)        (1,939)
  Changes in other non-current assets and liabilities                          (39)           443
                                                                         ---------      ---------
             Net cash provided by financing activities                       5,791          7,619

   Effect of foreign currency exchange rate changes on cash and cash
       equivalents                                                              (2)
                                                                         ---------      ---------
             Net decrease in cash and cash equivalents                      (2,026)          (471)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,772          3,054
                                                                         ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     746      $   2,583
                                                                         =========      =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $  16,060      $  15,658
     Cash paid for taxes                                                 $   2,226      $     170

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.       Description of Business and General Information

         In the opinion of MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows for the nine month periods ended September 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full year.

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

2.       Debt Restructuring

         On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of the Company, entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50,000 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, the Company accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, the Company purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of $100. The Series AA Preferred Stock has a liquidation preference of $10,000 per share and is subject to mandatory redemption. As a result of this restructuring, the Company incurred an extraordinary gain, net of tax, of $5,755,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


SUMMARY
-------

The Company develops, manufactures, markets and sells products grouped according to three business segments: Industrial, Distributed and Medical. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors, and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization, biological storage systems used to store and transport temperature-sensitive biological matter, and insulated storage of liquid natural gas. Medical products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998 and 1997

Net Sales
---------

Net sales for the quarter ended September 30, 1998 remained virtually the same at $46.9 million and $46.7 million in the comparable period in 1997.

Industrial Products: Net sales for the quarter ended September 30, 1998 decreased 13.1% to $25.2 million from $29.0 million in the comparable period in 1997. Sales decreased $4.0 million in bulk tanks, transportation equipment, and liquid cylinders due primarily to economic conditions in Asia Pacific.

Distributed Products: Net sales for the quarter ended September 30, 1998 increased 26.9% to $15.1 million from $11.9 million in the comparable period in 1997. The increase is primarily attributable to a $2.1 million increase in restaurant product sales and a $0.7 million increase in liquid natural gas product sales over the same quarter last year.

Medical Products: Net sales for the quarter ended September 30, 1998 increased 13.8% to $6.6 million from $5.8 million in the comparable period in 1997. This increase was due primarily to increased international sales in all product lines.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 30.3% for the quarter ended September 30, 1998 from 27.4% in the comparable period in 1997.

Industrial Products: Gross margin increased to 24.7% for the quarter ended September 30, 1998 from 23.8% in the comparable period in 1997. This increase is due primarily to an increase in margins on end user application products.

Distributed Products: Gross margin increased to 41.8% for the quarter ended September 30, 1998 from 39.8% in the comparable period in 1997. This increase is primarily due to increased sales and better margins on liquid natural gas products.

Medical Products: Gross margin increased to 25.6% for the quarter ended September 30, 1998 from 20.5% in the comparable period in 1997. This increase was due primarily to increased international sales relative to domestic sales.

Operating Expenses
------------------

Operating expenses for the quarter ended September 30, 1998 were $10.7 million or 22.8% of net sales compared to $11.1 million or 23.7% of net sales for the same period one year ago.

Operating Income
----------------

Operating income increased 94.4% to $3.5 million or 7.5% of net sales for the quarter ended September 30, 1998 from $1.8 million or 3.8% of net sales in the comparable period in 1997. The increase resulted from the factors noted in the Gross Margin discussion above.

Interest Expense
----------------

Interest expense was $4.1 million for the quarter ended September 30, 1998 and $4.4 million in the comparable period in 1997.

Net Loss
--------

As a result of the above, net loss for the quarter ended September 30, 1998 was $0.3 million compared to $2.1 million in the comparable period in 1997.

EBITDA
------

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 50.0% to $5.4 million or 11.5% of sales for the quarter ended September 30, 1998 from $3.6 million or 7.7% of sales in the comparable period of 1997. This increase is attributable to the factors noted in the Gross Margin discussion above.


Nine Months Ended September 30, 1998 and 1997

Net Sales
---------

Net sales for the nine months ended September 30, 1998 remained virtually the same at $145.2 million and $145.6 million in the comparable period in 1997.

Industrial Products: Net sales for the nine months ended September 30, 1998 decreased 10.8% to $83.0 million from $93.0 million in the comparable period in 1997. Sales decreased $10.7 million in bulk tanks, transportation equipment, and liquid cylinders due primarily to economic conditions in Asia Pacific.

Distributed Products: Net sales for the nine months ended September 30, 1998 increased 26.8% to $42.1 million from $33.2 million in the comparable period in 1997. The increase is primarily attributable to a $4.5 million increase in restaurant product sales and a $3.7 million increase in liquid natural gas product sales over the same period last year.

Medical Products: Net sales for the nine months ended September 30, 1998 increased 3.6% to $20.1 million from $19.4 million in the comparable period in 1997. This increase was due primarily to increased international sales offset by weaker domestic sales as a result of decreasing oxygen reimbursement levels from Medicare / Medicaid.

Gross Margin
------------

Gross margin (expressed as a percent of net sales) increased to 29.9% for the nine months ended September 30, 1998 from 29.0% in the comparable period in 1997.

Industrial Products: Gross margin decreased to 24.0% for the nine months ended September 30, 1998 from 25.4% in the comparable period in 1997. This decrease was due primarily to product mix changes caused by reduced sales to Asia Pacific and volume / pricing terms with certain customers.

Distributed Products: Gross margin increased to 43.2% for the nine months ended September 30, 1998 from 41.3% in the comparable period in 1997. This increase is primarily due to increased sales and better margins on liquid natural gas products.

Medical Products: Gross margin increased to 26.6% for the nine months ended September 30, 1998 from 25.1% in the comparable period in 1997. This increase was due primarily to increased international sales relative to domestic sales.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 1998 were $31.0 million or 21.3% of net sales compared to $31.7 million or 21.7% of net sales for the same period one year ago.

Operating Income
----------------

Operating income increased 17.9% to $12.5 million or 8.6% of net sales for the nine months ended September 30, 1998 from $10.6 million or 7.3% of net sales in the comparable period in 1997. The increase is primarily due to the factors noted in the Gross Margin discussion above.

Interest Expense
----------------

Interest expense was $12.7 million for the nine months ended September 30, 1998 and $13.3 million in the comparable period in 1997.

Income Taxes
------------

The effective income tax rate was 175.7% for the nine months ended September 30, 1998 compared to 16.9% in the comparable period in 1997. The increase in the tax rate resulted from large permanent tax differences relative to projected book income.

Net Income / Loss
-----------------

Net income for the nine months ended September 30, 1998 was $5.8 million compared to a net loss of $2.2 million in the comparable period in 1997. This resulted from the extraordinary gain and improvements noted in the Gross Margin discussion above.

EBITDA (Before extraordinary gain)
----------------------------------

EBITDA (earnings before interest, income taxes, depreciation, amortization) increased 11.8% to $18.0 million or 12.4% of sales for the nine months ended September 30, 1998 from $16.1 million or 11.1% of sales in the comparable period of 1997. The increase in EBITDA is attributable to the factors noted in the Gross Margin discussion above.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash flow used in operating activities was $5.5 million for the nine months ended September 30, 1998 compared to $2.5 million in the same period one year ago. This resulted primarily from changes in accounts receivable, inventory, accounts payable, and customer advances, offset by an increase in net income compared to the prior year.

Working capital was $29.2 million and $14.5 million at September 30, 1998 and December 31, 1997, respectively. Certain debt of a subsidiary was restructured and proceeds from the revolving line of credit were used to fund reductions in accounts payable and accrued liabilities.

The Company invested $2.4 million in the nine months ended September 30, 1998 compared to $5.6 million in the same period one year ago. The Company invested less in property, plant, and equipment compared to the prior year.

Cash provided by financing activities was $5.8 million for the nine months ended September 30, 1998 compared to $7.6 million in the same period one year ago. The decrease was primarily due to lower borrowings under the working capital agreement compared to the prior year. The Company is not in default under any lending agreement nor in violation of any related covenants for which waivers have not been obtained.

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


                               MVE HOLDINGS, INC.




DATE:   November 16, 1998                /s/ John M. Kucharik
                                         -------------------------------------
                                         John M. Kucharik
                                         President and Chief Executive Officer


                                         /s/ David E. Hoffman
                                         -------------------------------------
                                         David E. Hoffman
                                         Chief Financial Officer


                                   MVE, INC.

DATE:   November 16, 1998                /s/ John M. Kucharik
                                         -------------------------------------
                                         John M. Kucharik
                                         President and Chief Executive Officer


                                         /s/ David E. Hoffman
                                         -------------------------------------
                                         David E. Hoffman
                                         Chief Financial Officer