Form 10-K
period 1998-12-31
MVE HOLDINGS INC; MVE INC
filed 1999-03-31
CIK 930404, 930406

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For Annual Period Ended December 31, 1998
                                       or

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
(State or other    (I.R.S. employer      (State or other      (I.R.S. employer
jurisdiction of   identification no.)     jurisdiction       identification no.)
incorporation or                       of incorporation or
 organization)                            organization)

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

Number of shares of Common Stock outstanding as of December 31, 1998: Not provided.

Note: The duty of each of MVE Holdings, Inc., a Delaware corporation ("Holdings") and MVE, Inc. also a Delaware corporation (the "Company"), to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), has been suspended. Holdings and MVE are voluntarily filing this annual report under cover of Form 10-K. Please be advised that this report does not include all the information required to be included in an annual report on Form 10-K filed pursuant to Section 13 or 15(d) of the Exchange Act.

                                     PART I
                                     ------

Item 1. BUSINESS.

MVE, Inc., a Delaware corporation (the "Company"), develops, manufactures and distributes vacuum insulated containers and equipment used to transport and store liquid cryogens (gases that enter a liquid state at temperatures below -80(degree)F), biological matter and other substances. Substantially all of the products of the Company's four business segments are based on its vacuum insulation technology, which enables the Company to produce containers with extremely high insulation characteristics. MVE Holdings, Inc. ("Holdings") owns all of the outstanding capital stock of the Company.

The Company owns all of the outstanding shares of Series A Participating Convertible Preferred Stock, $.01 par value per share, of CAIRE, Inc. (the "CAIRE Preferred Stock"). On February 2, 1998, the Company purchased all shares of CAIRE common stock owned by a third party. Subsequent to this transaction, on a fully diluted basis, the Company would own 97% of the shares.

The Company and Holdings have the same principal place of business, which is located at 3505 County Road 42 West, Burnsville, Minnesota 55306-3803, telephone 612-882-5000.

The Company has four business segments: Industrial Products, Distributed Products, Medical Respiratory Products and Applied Technologies.

Industrial Products

The Industrial Products business segment develops, manufactures and markets cryogenic storage tanks and transportation equipment and provides related services to producers, distributors and end users of liquid industrial gases such as oxygen, nitrogen, argon, hydrogen, helium and CO2. The cryogenic storage tanks and transportation equipment range in storage capacity from approximately 40 to 80,000 gallons.

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

The Industrial Products business segment sells its products and services worldwide. The Company's competitors include a number of other companies, some of which are larger (in the aggregate) and have greater financial resources than the Company. The Company believes that competition is based primarily upon product design, dependability and customer support and service.

Distributed Products

The Distributed Products business segment consists primarily of vacuum-insulated, bulk liquid CO2 containers used for beverage carbonation in restaurants, convenience stores and cinemas. The Company also manufactures and markets non-insulated bulk flavored syrup containers for side-by-side installation with its CO2 systems. The Company's beverage systems are sold to food franchisers, soft drink companies and CO2 distributors. The Company also manufactures cooking oil management systems which provide restaurant owners with a new method to store, filter and dispense frying oils.

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

Medical Respiratory Products

The Medical Respiratory Products business segment, which is operated through CAIRE, Inc., develops, manufactures, assembles, and markets a limited range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems and oxygen concentrators, all of which are used for the in-home supplemental oxygen treatment of patients with chronic obstructive pulmonary diseases ("COPD"), such as bronchitis, emphysema and asthma. In addition, CAIRE sells nebulizers that are used for the oral, inhaled delivery of medication for a wide variety of respiratory ailments, particularly asthma. It also manufactures and markets patient information systems, consisting of both electronic hardware and software, that allow its customers to monitor system performance and patient compliance. In 1998, the company exited the oxygen concentrator and nebulizer markets to focus on its liquid oxygen market using its cryogenic resources.

Individuals for whom supplemental oxygen is prescribed generally purchase or rent an oxygen system from a home healthcare provider or medical equipment dealer. The provider/dealer or physician usually selects which type of oxygen system to recommend to its customers: liquid oxygen systems, oxygen concentrators or high pressure oxygen cylinders. The three methods are currently believed to be therapeutically equivalent.

The Company's primary competitors in the sale of liquid oxygen systems, oxygen concentrators and nebulizers include a number of other companies, some of which are larger and have greater financial resources than the Company. The Company believes that competition for liquid oxygen systems and oxygen concentrators is based primarily upon product performance, reliability, ease-of-service and price. The Company believes that competition in the nebulizer market is based primarily upon product pricing and reliability and focuses its marketing strategies on these considerations.

Applied Technologies

The Applied Technologies business segment consists of various product lines including biological storage systems, vacuum insulated containers for liquid natural gas (LNG) storage, environmental test chambers for rapid heat/cold testing, vacuum insulated pipe and other end user applications. This area of the Company's activity focuses on the development of new markets and new applications for the Company's existing and developing technologies.

Biological Storage Systems

This product line consists of vacuum insulated vessels used by the beef and dairy cattle breeding industry to transport frozen semen and embryos and vacuum insulated vessels used by hospitals, medical laboratories and research facilities to transport and store human organs, tissue samples and other temperature-sensitive biological matter.

These products are sold through laboratory product original equipment manufacturers ("OEMs"), laboratory products distributors, industrial gas distributors and breeding service providers. Many of these distributors provide a single source for many different types of products to hospitals, medical laboratories and research facilities.

The Company's competitors for biological storage systems include a few companies inside and outside the United States, some of which are larger and have greater financial resources than the Company. Competition for biological storage systems is based primarily on product design, reliability and price. Alternatives to vacuum insulated vessels include mechanical, electrically powered refrigeration for storage of biological matter.

Liquid Natural Gas (LNG) Storage

This product line consists of vacuum insulated containers for liquid natural gas
(LNG) storage and fueling systems for centrally fueled fleets of vehicles powered by LNG (such as fleets operated by metropolitan transportation authorities, refuse haulers, railroads and utilities). Competition for LNG fueling and storage systems is based primarily on product design, customer support and service, dependability and price. Although there are alternatives to LNG fuel, the Company is not aware of any alternatives to vacuum insulated containers for LNG fueling and storage systems.

Vacuum Insulated Pipe

This product line specializes in the design and fabrication of custom cryogenic piping (VIP) for liquid nitrogen, oxygen, argon, helium and hydrogen in pipe sizes ranging from 1/4" to 8". The configuration of VIP is built to order and is restricted only by shipping and installation constraints. Competition for VIP is based on technology (foam vs. vacuum insulation), price and delivery lead times.

Supplies and Materials

The Company's primary raw materials for its vacuum insulated containers are carbon, stainless and nickel alloy steel. Aluminum is also a significant component of its biological products line. The Company is not dependent on any sole source for its supply of these materials. Certain major components of the Company's other products are purchased from a single source of supply, an interruption of which could cause a disruption of product availability; however, the Company believes that the strategic and operational advantages of working with certain key suppliers on a single source basis outweigh the risks of this dependence.

Patents and Trademarks

The Company owns various domestic and foreign patents and trademarks. The registered processes and products were either purchased by the Company in connection with the acquisition of its businesses or developed by the Company through research and development activities.

Regulation

The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws"), which continue to be adopted and amended. The Environmental Laws regulate, among other things: air and water emissions and discharges at the Company's manufacturing facilities; the safety and health of employees in the production areas of its manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company; the release of toxic substances, pollutants and contaminants into the environment at properties owned or operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to a transfer or sale.

The Company is currently participating in environmental investigations and assessments under these regulations at some if its current and former sites. In 1997, Holdings submitted a site investigation report and Response Action Plan
(RAP) to the Minnesota Pollution Control Agency (MPCA). The soil RAP has been conditionally approved by the MPCA. The groundwater RAP is subject to further review. These plans include possible obligations to remove or mitigate the effects of hazardous substances from the environment. The amount of such future costs will depend on factors such as the unknown nature or extent of contamination, the extent and method of the remedial actions which may be required and the magnitude of clean-up costs. To date, the costs of compliance with Environmental Laws have not had a material adverse effect on the financial condition or results of operations of the Company. Although future costs related to compliance with Environmental Laws could be significant, the Company does not believe that such costs will have a material adverse effect on the Company's financial condition or results of operations.

The manufacturing and marketing of CAIRE's products are subject to regulation by the Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetic Act. These regulations subject manufacturers to certain controls to provide reasonable assurance of the safety and effectiveness of medical devices, including labeling requirements, registration with the FDA as a manufacturer, listing with the FDA of devices in commercial distribution, pre-market notification to the FDA of changes in a listed device or manner of production or of other devices proposed to be marketed, conformity to specified current "good manufacturing practices," and conformity to certain record keeping requirements. Similarly, many of the Company's vacuum insulated containers are made to conform to various pressure vessel design codes around the world including those of the Department of Transportation, American Society of Mechanical Engineers, ASTM, BS 5500 and A.D. Merkblatter.

Year 2000

The Year 2000 Problem is the result of the inability of hardware, software and control systems to properly recognize and process two-digit references to specific years, beginning with the year 2000. The Year 2000 Problem could result in system failures or miscalculations causing disruptions of the operations of Holdings, its suppliers and its customers.

In early 1998, Holdings began a plan which includes identification, assessment, remediation and testing of its critical software systems. Holdings has completed the identification and assessment phases.

Holdings produces a limited number of products utilizing control systems with embedded chip technology, and is contacting the vendors who provide these embedded chips to determine compliance. Holdings is also undergoing its own internal testing and assessment of all of its products. This project will be completed in the 2nd quarter of 1999.

Based upon Holdings' review of systems using embedded chip technology within its existing facilities, Holdings is reasonably sure that its facilities are materially year 2000 compliant.

Holdings' Year 2000 plan also considers the readiness of significant customers and suppliers. Holdings believes that the third parties whose Year 2000 problems pose the greatest risks for Holdings include its suppliers of the major materials used in production processes and its providers of freight services. Holdings has been reviewing and continues to review with its critical suppliers and major customers the status of their Year 2000 readiness. Holdings has established plans for ongoing monitoring of suppliers during 1999. However, Holdings provides no assurance that these third parties will be Year 2000 compliant or that their noncompliance will not have a material adverse effect on the Company.

Holdings does not expect the costs associated with its Year 2000 efforts to be substantial. The estimated total cost for the Year 2000 project is not significant to the consolidated financial statements, including costs already incurred. Holdings has not deferred any projects as a result of the implementation of the Year 2000 project.

Holdings believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that Holdings' internal systems or equipment or those of third parties on which Holdings relies will be Year 2000 compliant in a timely manner or that Holdings' or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of Holdings or third parties could result in some reduction of the Company's operations which could have a material adverse effect on Holdings' business or consolidated financial statements. Holdings believes that the third parties whose Year 2000 Problems pose the greatest risks for Holdings include its banks that maintain depository accounts, its payroll processing company, its suppliers of the major materials used in production processes, its utility providers and its providers of freight services.

Holdings has not completed its systems integration testing, and, accordingly, has not fully assessed its risks from potential year 2000 failures. Holdings has not yet developed year 2000 specific contingency plans, however, plans will be developed if the results of systems integration testing identifies a business segment at risk.

The preceding "Year 2000" discussion contains various forward-looking statements, which represent Holdings beliefs or expectations regarding future events. When used in this discussion, the words "believes", "expects", "estimates", and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, Holdings' expectations as to when it will complete the remediation and testing phases of its Year 2000 program as well as contingency plans; its estimated costs of achieving Year 2000 related readiness; and Holdings' belief that its internal systems and equipment will be compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other IS resources; the ability to identify and remediate all date-sensitive computer coding or replacability of embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

The Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union
(EU) established fixed conversion rates through the European Central Bank (ECB) between their existing local currencies and the Euro, the EU's single currency. The participating countries have agreed to adopt the Euro as their common legal currency on that date, the Euro now trades on currency exchanges and will be available for non-cash transactions.

Holdings is reviewing the Euro's impact on Holdings' business and pricing strategies. Holdings' European business units have made the necessary investments in their information services systems in order to be able to handle transactions in Euros, as requested. The introduction of the Euro is not expected to have a material impact on Holdings' overall currency risk or its ability to transact business.

Forward-Looking Statements

Holdings is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of Holdings. Forward-looking statements contained herein or in other statements made by Holdings are based on management's expectations and beliefs concerning future events impacting Holdings and are subject to uncertainties and factors relating to Holdings' operations and business environment, all of which are difficult to predict and many of which are beyond the control of Holdings, that could cause actual results of Holdings to differ materially from those matters expressed or implied by forward-looking statements. Holdings believes that the following factors, among others, could affect its future performance and cause actual results of Holdings to differ materially from those expressed or implied by forward-looking statements made by or on behalf of Holdings: (a) general economic, business and market conditions;
(b) competition; (c) decreases in spending by its industrial customers; (d) the loss of a major customer or customers; (e) ability of Holdings to identify, consummate and integrate the operations of suitable acquisition targets; (f) ability of Holdings to manage its fixed-price contract exposure; (g) Holdings' relations with its employees; (h) the extent of product liability claims asserted against Holdings; (i) variability in Holdings' operating results; (j) the ability of Holdings to attract and retain key personnel; (k) the costs of compliance with environmental matters; (l) the ability of Holdings to protect its proprietary information; and (m) disruption of Holdings' business or operations resulting from the Year 2000 Problem.

Subsequent Event - Agreement and Plan of Merger

On February 16, 1999, Holdings entered into a merger agreement with Chart Industries, Inc. (Chart). Under the agreement, Holdings shall become a wholly owned subsidiary of Chart. The transaction is expected to be complete within 60 days. The closing is subject to certain regulatory approvals and satisfaction of usual and customary closing conditions. The purchase price is approximately $240 million including assumed debt. As part of the merger agreement, Chart will retain 20% of the stock of the cooking oil management business. The remaining 80% of the stock will be distributed to the current shareholders of Holdings.

Item 2. PROPERTIES.

Not provided.

Item 3. LEGAL PROCEEDINGS.

Not provided.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not provided.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Because there is no established public trading market for Holdings Common or Preferred Stock, there is no price information available for Holdings Common or Preferred Stock. As of December 31, 1998 there were twenty-five stockholders of Holdings Common Stock, one stockholder of Holdings Preferred Class A Stock, and four stockholders of Holdings Preferred Class B Stock on record. Holdings owns all of the outstanding Common Stock of the Company. The agreement governing the Company's revolving credit facility and the indenture governing the Senior Secured Notes restrict the Company's ability to pay dividends to Holdings.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data with respect to Holdings as of the dates and for the periods indicated. The financial data set forth below should be read in conjunction with the historical consolidated financial statements and related notes thereto of Holdings and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                    Fiscal Year     Fiscal Year     Ten Months      Fiscal Year     Fiscal Year
                                                       Ended           Ended          Ended            Ended           Ended
                                                    ----------------------------------------------------------------------------
                                                    February 28,    February 29,    December 31,    December 31,    December 31,
                                                       1995(2)         1996            1996(3)         1997            1998(5)
                                                    ----------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
Consolidated Statement of Operations Data:
Net Sales                                            $ 146,480       $ 179,220       $ 155,746       $ 192,726       $ 207,751
Cost of Sales                                          100,394         128,196         113,875         137,736         148,096
                                                     ---------       ---------       ---------       ---------       ---------
Gross profit                                            46,086          51,024          41,871          54,990          59,655
Selling, general and administrative                     20,500          22,169          25,296          32,150          32,088
expenses
Research and development                                 2,792           4,718           3,047           5,989           5,301
Amortization                                             4,915           5,463           4,623           4,193           4,715
Other nonrecurring expense                                                              21,972                           1,042
                                                     ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                 17,879          18,674         (13,067)         12,658          16,509
Interest expense                                         9,878          16,305          13,742          17,069          18,915
                                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) before income tax
provision (benefit),  minority interest,
and extraordinary items                                  8,001           2,369         (26,809)         (4,411)         (2,406)
Income tax provision (benefit)                           3,112           1,673          (3,197)         (3,398)          1,336
                                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) before minority
interest and extraordinary items                         4,889             696         (23,612)         (1,013)         (3,742)
Minority interest in net income (loss)                    (172)              5            (949)             48             165
                                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) before                                 5,061             691         (22,663)         (1,061)         (3,907)
extraordinary items
Extraordinary loss (gain)                                1,307                                                          (6,118)
                                                     ---------       ---------       ---------       ---------       ---------
Net income (loss)                                    $   3,754       $     691       $ (22,663)      $  (1,061)      $   2,211
                                                     =========       =========       =========       =========       =========


Other Data:
Gross margin                                              31.5%           28.5%           26.9%           28.5%           28.7%
EBITDA(4)                                            $  25,981       $  27,619       $  (4,327)      $  20,221       $  26,030(1)
EBITDA Margin                                             17.7%           15.4%           (2.8)%          10.5%           12.5%
Net cash provided by (used in)                           8,449          (1,516)          8,371           4,580             711
operating activities
Net cash used in investing activities                   (7,062)         (9,327)         (9,739)         (6,659)         (4,826)
Net cash provided by (used in)                            (384)         10,925          10,567          (2,562)          7,976
financing activities
Depreciation and amortization                        $   7,930       $   8,950       $   7,791       $   7,611       $   9,480
Capital expenditures                                 $   7,594       $   8,384       $  12,414       $   7,010       $   4,465

Consolidated Balance Sheet Data (end of period):
Total assets                                         $ 118,819       $ 133,888       $ 142,176       $ 136,782       $ 153,561
Current assets                                          48,149          62,518          76,623          67,412          77,828
Long-term debt, net of current maturities              119,952         131,024         143,009         140,669         156,024
Holdings Preferred Stock                                                                57,582          64,438          72,598

-------------------------

(1) Loss on sale of assets of $639 was excluded from EBITDA as a result of bank covenant requirements. Also, EBITDA was adjusted for the interest of the minority shareholders of Ferox in Ferox's interest, taxes, depreciation and amortization expense.

(2) The extraordinary loss in 1995 of $1,307 is due to losses realized upon extinguishment of debt, net of an income tax benefit of $871.

(3) Operating loss for the ten months ended December 31, 1996 included non recurring charges of $22.0 million relating to the revaluation of certain business units and product lines including $3.5 million relating to the recapitalization of Holdings in August 1996.
    (See Note 11)

(4) Management calculates EBITDA as earnings before interest, taxes, depreciation, amortization and extraordinary items. EBITDA has been adjusted to include minority interest in net income (loss). Management reports EBITDA as it is required for bank covenant purposes. EBITDA is not intended to represent cash flow from operations for the period nor has it been presented as an alternative to either (1) operating income (as determined by GAAP) as an indicator of operating performance or (2) cash flow from operating, investing and financing activities (as determined by GAAP). EBITDA is therefore susceptible to varying calculations and as presented may not be comparable to other similarly titled measures of other companies.

(5) The extraordinary gain in 1998 of $6,118 is due to the gain realized upon extinguishment of debt (See Note 6).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY
-------

During 1989, Holdings was formed to acquire the Company. Since that time, Holdings has followed a strategy of acquiring complementary businesses, internal sales growth and alignment with key customers through long-term sourcing agreements.

Holdings develops, manufactures, markets and sells products which are grouped according to four business segments: industrial, distributed, medical respiratory and applied technologies. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO2 beverage systems. The distributed products segment also includes the cooking oil management business. The medical respiratory products segment develops, manufactures and markets a limited range of medical respiratory products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. The applied technologies segment includes storage systems for temperature-sensitive agricultural and biological products, liquid natural gas
(LNG) storage, test chambers for rapid heat/cold testing, vacuum insulated pipe and other emerging products.

Holdings' sales are sensitive to changes in the economy and government. Vacuum insulated cryogenic tanks, particularly in the industrial market, represent capital expenditures for Holdings' major customers. Sales to the medical industry are strongly dependent on healthcare reimbursement policies. Sales of bulk liquid CO2 beverage systems depend on growth in the restaurant and fast food industries and the extent and timing of such industries' change from high pressure gaseous CO2 systems to bulk liquid CO2 systems. Sales in the LNG market are sensitive to government regulations.

RESULTS OF OPERATIONS
---------------------

Years Ended December 31, 1998 and 1997

Net Sales

Net sales for the year ended December 31, 1998 increased 7.8% to $207.8 million from $192.7 million for the year ended December 31, 1997.

Industrial Products: Net sales for the year ended December 31, 1998 increased 1.6% to $116.5 million from $114.7 million for the year ended December 31, 1997. The change in net sales is due to the acquisition in February 1998 of a majority interest in Ferox a.s., a cryogenic tank manufacturer located in the Czech Republic, which increased net sales by $18.0 million. This increase was offset by approximately $15.0 million of reduced revenues due to continued softness in Asia, primarily for liquid cylinder products.

Distributed Products: Net sales increased 22.2% to $34.2 million in 1998 from $27.9 million in the comparable period in 1997. This increase is due to continued penetration of restaurant CO2 applications by the major distributors and expansion of the cooking oil management business.

Medical Respiratory Products: Net sales for the year ended December 31, 1998 increased 3.0% to $27.1 million from $26.3 million for the year ended December 31, 1997. The change resulted from growth in international sales offset by weakness in the domestic market caused by reductions in the Medicare reimbursement rates that were effective January 1, 1998. Also, during the year, MVE exited the oxygen concentrator and nebulizer markets to focus on its liquid oxygen market using its cryogenic resources.

Applied Technologies: Net sales for this group of products increased 26.1% to $30.0 million in 1998 from $23.8 million in 1997. MVE was awarded several contracts that used the LNG cylinder and fuel station technology that increased sales in 1998.

Gross Margin

Gross margin, expressed as a percent of net sales, remained virtually unchanged at 28.7 % in 1998 compared to 28.5% in 1997.

Industrial Products: Gross margin decreased 2.4% to 22.5% for the year ended December 31, 1998 from 24.9% for the year ended December 31, 1997. This reduction is due to poor economic conditions in Asia, lower margins as a result of spreading fixed U.S. overhead costs over a lower volume of sales and the acquisition of Ferox in the Czech Republic that has lower margins than the existing business.

Distributed Products: Margins remained fairly consistent at 44.0% in 1998 and 44.6% in 1997 as the Company was able to offset pricing pressure with improvements in manufacturing costs.

Medical Respiratory Products: Reductions in the Medicare reimbursement rates for patients with Chronic Obstructive Pulmonary Disease (COPD), and the push down in pricing to COPD equipment suppliers resulted in reduced margins for the Company's domestic business. Offsetting this decline in the U.S. market were increased sales to the international markets, which have higher margins. The combination of these two factors, coupled with greater manufacturing efficiencies, enabled margins to increase 2.4% to 26.7% for the year ended December 31, 1998 from 24.3% in 1997.

Applied Technologies: Gross profit margins increased 5.6% to 37.4% in 1998 from 31.8% in 1997 due to more favorable product mix and strong demand for LNG products.

Operating Expenses

Operating expenses for the year ended December 31, 1998 were $43.1 million in 1998, compared to $42.3 million in 1997. During the year, Holdings acquired a majority interest in Ferox a.s., in the Czech Republic, and continued development of its cooking oil management systems, which increased operating expenses by $3.0 million in 1998. In addition, as the Company exited the oxygen concentrator product line, it incurred costs of $1.0 million to write-off the value of net assets used for this product line. These increases were offset by structural changes that reduced operating costs by $4.0 million in 1998.

Operating Income

Operating income was $16.5 million in 1998, compared to $12.7 million in the same period in 1997 for the reasons identified earlier.

Interest Expense

Interest expense increased $1.7 million to $19.3 million in 1998 from $17.6 million in 1997 resulting from the acquisition debt and related interest expense of the Ferox a.s. acquisition.

Income Taxes

The provision for income taxes was $1.3 million for the year ended December 31, 1998 compared to a $3.4 million benefit for the year ended December 31, 1997. The effective tax rates for the years ended December 31, 1997 and 1996 were different from the statutory rates as a result of various permanent differences.

Net Loss

As a result of the above, net loss before extraordinary gain was $3.9 million in 1998 compared to $1.1 million in 1997. (See Note 6)

EBITDA

Earnings before interest, income taxes, depreciation and amortization (EBITDA) increased to $26.0 million, or 12.5% of net sales in 1998, from $20.2 million or 10.5% of net sales in 1997. This increase is due to reasons mentioned above as well as cost reduction programs affecting the organization and its manufacturing plants.

Years Ended December 31, 1997 and 1996

Net Sales

Net sales for the year ended December 31, 1997 increased 1.0% to $192.7 million from $190.8 million for the year ended December 31, 1996.

Industrial Products: Net sales for the year ended December 31, 1997 increased 1.5% to $114.7 million from $113.0 million for the year ended December 31, 1996. The increase is primarily attributable to the Company's acquisitions in August and November 1996 of subsidiaries located in China and Australia with sales of $11.3 million and $1.2 million for the years ended December 31, 1997 and 1996, respectively. Sales of small pressure vessels increased $2.7 million. The Orca product line was introduced in 1997 which increased sales $2.0 million. These increases were offset by a $14.5 million decrease in bulk tank sales resulting from the major gas producers reducing their tank inventory in 1997.

Distributed Products: Net sales for the year ended December 31, 1997 decreased 4.1% to $27.9 million from $29.1 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in AURA panel sales. Sales of AURA panels were $0.1 million and $2.2 million in the years ended
December 31, 1997 and 1996, respectively. The sales of Aura panels were discontinued in 1997.

Medical Respiratory Products: Net sales for the year ended December 31, 1997 decreased 5.4% to $26.3 million from $27.8 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in price resulting from a competitive market.

Applied Technologies: Net sales for this group of products increased 13.9% to $23.8 million in 1997 from $20.9 million in 1996. Vacuum insulated pipe increased $1.5 million offset by reduced sales in biological storage systems. The environmental chambers product line was introduced in 1997 which increased sales $1.9 million.

Gross Margin

Gross margin (expressed as a percent of net sales) increased to 28.5% for the year ended December 31, 1997 from 27.4% for the year ended December 31, 1996.

Industrial Products: Gross margin increased 2.5% to 24.9% for the year ended December 31, 1997 from 22.4% for the year ended December 31, 1996. The increase is attributable to changes in the mix of products sold and decreased manufacturing costs.

Distributed Products: Gross margin increased 1.1% to 44.6% for the year ended December 31, 1997 from 43.5% for the year ended December 31, 1996.

Medical Respiratory Products: Gross margin decreased 0.6% to 24.3% for the year ended December 31, 1997 from 24.9% for the year ended December 31, 1996.

Applied Technologies: Gross profit margins decreased 3.3% to 31.8% in 1997 from 35.1% in 1996.

Operating Expenses

Operating expenses for the year ended December 31, 1997 were $42.3 million compared to $58.7 million for the year ended December 31, 1996. The decrease in operating expenses is primarily attributable to one-time, primarily non-cash charges of $22.0 million in 1996, including expenses of $3.5 million relating to the recapitalization of Holdings in August 1996 and $1.3 million resulting from discontinuing the AURA product line. These decreases were offset by an increase of $2.1 million associated with the expansion of the Company's business into the Pacific Rim and Europe, $1.2 million incurred by a company acquired in 1997 and development of the cooking oil management system. Other net spending increased approximately $3.7 million.

In connection with the change of ownership of Holdings in August 1996, management, at the direction of Holdings' Board of Directors, undertook a strategic review of all business units. This review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company revised various estimates used in the valuation of assets and liabilities related to various medical respiratory and industrial product lines and discontinued its AURA product line. One-time charges of $22 million were taken in the ten months ended December 31, 1996 as a direct result of this review and the recapitalization (see Note 11 to the Financial Statements).

After adjusting for one-time charges, including recapitalization expenses in 1996, operating expenses for the year ended December 31, 1997 increased $5.6 million from the same period one year ago.

Operating Income

Operating income was $12.7 million for the year ended December 31, 1997 compared to an operating loss of $6.5 million for the year ended December 31, 1996. The increase in operating income is primarily attributable to the factors noted in discussions above.

Interest Expense

Interest expense was $17.6 million for the year ended December 31, 1997 compared to $16.5 million in the year ended December 31, 1996.

Income Taxes

The benefit from income taxes was $3.4 million for the year ended December 31, 1997 compared to $1.6 million for the year ended December 31, 1996. The effective tax rates for the years ended December 31, 1997 and 1996 were different from the statutory rates as a result of various permanent differences.

Net Loss

Net loss for the year ended December 31, 1997 was $1.1 million compared to $20.4 million for the year ended December 31, 1996.

EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $20.2 million or 10.5% of net sales for the year ended December 31, 1997 compared to $4.1 million or 2.1% of net sales for the year ended December 31, 1996. The increase in EBITDA is attributable to the factors noted above. Adjusting for nonrecurring expenses of $22.0 million including expenses relating to the recapitalization of Holdings in August 1996, EBITDA for the year ended December 31, 1996 was $26.1 million.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

Cash Flow From Operating Activities

Cash flow provided by operating activities was approximately $0.7 million, $4.6 million, and $8.4 million for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996, respectively. Working capital was $29.5 million, $16.9 million and $29.9 million, respectively at December 31, 1998, 1997, and 1996. Cash increased as a result of the issuance of the 14.125% senior subordinated notes. Additionally, the current maturities of long term debt of a subsidiary was restructured and a majority interest in Ferox a.s. in the Czech Republic was obtained.

Cash Flow From Investing Activities

For the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, Holdings had approximately $4.3 million, $6.4 million and $9.8 million in capital expenditures, respectively. For the periods ended December 31, 1998 and 1997, Holdings invested $0.2 million and $0.4 million in non-cash capital expenditures. Holdings reduced the dollars spent on capital expenditures from 1997 as most of the modernization and investments in capacity changes were completed previously. The expenditures in the periods ended December 31, 1997 and 1996 were primarily due to the expansion of Holdings' New Prague operations, the construction of the Caire facility and normal equipment acquisition and replacement.

Cash Flow From Financing Activities

Cash flow provided by (used in) financing activities was approximately $8.0 million, $(2.6) million and $10.6 million in the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, respectively. In 1998, $6.3 million was received from the issuance of 14.125% senior subordinated notes. Also, in 1997, Holdings purchased $3.2 million of treasury stock and $0.5 million of preferred stock. Cash flow from financing activities during the ten months ended December 31, 1996 was primarily attributable to the recapitalization of Holdings in August 1996 described below.

The agreement governing the revolving credit facility expires in October 2000 and contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and that the Company maintain specific levels of EBITDA. The indenture governing the Senior Secured Notes, as amended in connection with the recapitalization of Holdings in August 1996, also imposes limitations on the incurrence of additional indebtedness. Holdings expects that the cash generated by operations and borrowings under its revolving credit agreement that expires on October 2000 will be sufficient to satisfy its working capital and debt service requirements through the period the current credit agreement is in place. Holdings expects that it may require waivers of certain quarterly financial covenants under this credit agreement from the lending institutions. While Holdings meets regularly with its lending institutions and keeps them advised of Holdings ongoing performance, no assurance can be given that the lending institutions will grant these covenant waivers, in which case Holdings would have to reduce its indebtedness significantly or negotiate changes to, or relief from, covenants in the credit facility. Holdings was in compliance with all covenants included in the agreement governing the revolving credit facility and the indenture as of December 31, 1998.

On August 28, 1996, MVE Investors, LLC purchased 4,700 shares of Holdings 12.5% Class A Cumulative Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47 million. Holdings used the proceeds of this transaction to redeem a substantial portion of certain shareholders' Common Stock. MVE Investors, LLC's shares of Class A Preferred Stock are immediately convertible into 374,633 shares of Holdings Common Stock.

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

Holdings accrued, but did not declare or pay, dividends of $8.2 million, $7.2 million, and $2.3 million to the holders of Holdings Preferred Stock for the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, respectively.

To the extent that operating cash flows are insufficient to repay borrowings under the Senior Secured Notes, the revolving credit agreement and the IRB financing at their respective maturities, Holdings expects that it will be required to refinance all or substantially all of the Senior Secured Notes, the revolving credit agreement and the IRB financing or sell equity or assets to fund the repayment of all or substantially all of the Senior Secured Notes, the revolving credit and the IRB financing at or prior to their respective maturities, or effect a combination of the foregoing; however, there can be no assurance that Holdings would be able to refinance such indebtedness.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY.

See Appendix A.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Not provided.

Item 11. EXECUTIVE COMPENSATION.

Not provided.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Not provided.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                            FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


Report of Deloitte & Touche LLP, Independent Public Accountants on MVE Holdings, Inc. and Subsidiaries

MVE Holdings, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1998 and 1997

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997 and the Ten Months Ended December 31, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

MVE Holdings, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

Notes to MVE Holdings, Inc. and Subsidiaries Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Public Accountants on MVE, Inc. and Subsidiaries

MVE, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 1998 and 1997

MVE, Inc. and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Stockholder's Deficit for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

MVE, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

MVE, Inc. and Consolidated Statement of Comprehensive Income for the Year Ended December 31, 1998 and 1997, and the Ten Months Ended December 31, 1996

Notes to MVE, Inc. and Subsidiaries Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MVE Holdings, Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's deficit, cash flows and comprehensive income of MVE Holdings, Inc. and subsidiaries (Holdings) as of December 31, 1998 and 1997. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Minneapolis, Minnesota


March 12, 1999

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                         December 31,   December 31,
                                                                             1998           1997
                                                                          ---------      ---------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $   9,922      $   5,864
   Accounts receivable, net of allowance for doubtful accounts               32,883         28,838
   Inventories                                                               27,120         24,774
   Prepaid expenses                                                           2,637          1,319
   Income tax refund receivable                                                              1,013
   Deferred income taxes                                                      5,266          5,604
                                                                          ---------      ---------
            Total current assets                                             77,828         67,412

PROPERTY, PLANT AND EQUIPMENT                                                69,705         48,640
   Less- Accumulated depreciation and amortization                          (30,512)       (18,765)
                                                                          ---------      ---------
            Net property, plant and equipment                                39,193         29,875

GOODWILL, net                                                                22,327         24,471

DEFERRED INCOME TAXES                                                         3,555          3,483

OTHER ASSETS, net                                                            10,658         11,541
                                                                          ---------      ---------
            Total assets                                                  $ 153,561      $ 136,782
                                                                          =========      =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                   $   7,524      $   9,858
   Accounts payable                                                          15,346         18,297
   Accrued expenses and other liabilities                                    25,422         22,376
                                                                          ---------      ---------
            Total current liabilities                                        48,292         50,531

LONG-TERM DEBT, net of current maturities                                   156,024        140,669
OTHER NONCURRENT LIABILITIES                                                    656             94
                                                                          ---------      ---------
            Total liabilities                                               204,972        191,294

MINORITY INTEREST                                                             1,212            368
SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                              62,643         55,388
SERIES B REDEEMABLE PREFERRED STOCK                                           9,955          9,050


STOCKHOLDERS' DEFICIT:
   Notes receivable from shareholders                                          (653)        (2,225)
   Common stock, no par value, stated value $.01 per share, 1,500,000
     shares authorized; 125,708 and 149,068 shares issued and                     1              2
     outstanding, respectively
   Additional paid-in capital                                                 1,470          1,417
   Common stock warrants                                                        165            165
   Accumulated other comprehensive income                                       (11)          (112)
   Accumulated deficit                                                     (126,193)      (118,565)
                                                                          ---------      ---------
            Total stockholders' deficit                                    (125,221)      (119,318)
                                                                          ---------      ---------
            Total liabilities and stockholders' deficit                   $ 153,561      $ 136,782
                                                                          =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                              December 31,  December 31,  December 31,
                                                                  1998          1997          1996
                                                               ---------     ---------     ---------
NET SALES                                                      $ 207,751     $ 192,726     $ 155,746

COST OF SALES                                                    148,096       137,736       113,875
                                                               ---------     ---------     ---------
            Gross profit                                          59,655        54,990        41,871

OPERATING EXPENSES:
   Selling and marketing                                          13,686        13,925         9,855
   General and administrative                                     18,402        18,225        15,441
   Research and development                                        5,301         5,989         3,047
   Amortization                                                    4,715         4,193         4,623
   Other expenses (Note 11)                                        1,042                      21,972
                                                               ---------     ---------     ---------

            Total operating expenses                              43,146        42,332        54,938
                                                               ---------     ---------     ---------
            Operating income (loss)                               16,509        12,658       (13,067)

INTEREST INCOME                                                      430           562           145
INTEREST EXPENSE                                                 (19,345)      (17,631)      (13,887)
                                                               ---------     ---------     ---------

            Net loss before income tax (provision) benefit,
               minority interest and extraordinary gain           (2,406)       (4,411)      (26,809)

INCOME TAX (PROVISION) BENEFIT                                    (1,336)        3,398         3,197
                                                               ---------     ---------     ---------

            Net loss before minority interest and                 (3,742)       (1,013)      (23,612)
               extraordinary gain

MINORITY INTEREST IN NET (INCOME) LOSS                              (165)          (48)          949
                                                               ---------     ---------     ---------

            Net loss before extraordinary gain                    (3,907)       (1,061)      (22,663)

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT               6,118
                                                               ---------     ---------     ---------

                 Net income (loss)                                 2,211        (1,061)      (22,663)

PREFERRED STOCK DIVIDENDS                                         (8,160)       (7,216)       (2,251)
                                                               ---------     ---------     ---------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                      $  (5,949)    $  (8,277)    $ (24,914)
                                                               =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                        (In Thousands, Except Share Data)

                                    Notes
                                  Receivable            Common Stock                                                      Total
                                     From        ------------------------    Additional    Common         Accumu-         Stock-
                                    Share-         Number                    Paid - In      Stock          lated         holder's
                                    holders      of shares       Amount       Capital      Warrants       Deficit         Deficit
                                 ------------    ----------    ----------    ----------   -----------   ------------   ------------
BALANCE, February 29, 1996                         510,000             5          (449)         770        (38,117)       (37,791)

Notes receivable from
     shareholders                   $(2,000)                                                                               (2,000)
Preferred stock dividend                                                                                    (2,251)        (2,251)
Purchase of common stock                                                                       (602)        (2,036)        (2,638)
     warrants
Purchase of treasury stock                        (268,100)           (2)                                  (33,636)       (33,638)
Exchange for preferred stock                       (66,398)           (1)                                   (8,330)        (8,331)
Deferred compensation plan                                                       1,866                                       1,866
Other                                                                                                           71              71
Net loss                                                                                                   (22,663)       (22,663)
                                     ------        -------            --        ------         ----     ----------      ---------
BALANCE, December 31, 1996           (2,000)       175,502             2         1,417          168       (106,962)      (107,375)

Interest on notes receivable
     from Shareholders                 (225)                                                                                 (225)
Preferred stock dividend                                                                                    (7,216)        (7,216)
Purchase of common stock
     Warrants                                                                                    (3)           (10)           (13)
Purchase of treasury stock                         (25,373)                                                 (3,183)        (3,183)
Exchange for preferred stock                        (1,061)                                                   (133)          (133)
Foreign currency translation
     Adjustment                                                                                                (30)           (30)
Excess of additional pension
     liability over unrecognized
     prior service cost                                                                                        (82)           (82)
Net loss                                                                                                    (1,061)        (1,061)
                                     ------        -------            --        ------         ----     ----------      ---------
BALANCE, December 31, 1997           (2,225)       149,068             2         1,417          165       (118,677)      (119,318)

Default on note receivable            1,680        (24,793)           (1)                                   (1,679)             0
Interest on notes receivable
     from Shareholders                  (58)                                                                                  (58)
Notes receivable from
     Shareholder                        (50)                                                                                  (50)
Restricted stock issued                              1,433
Preferred stock dividend                                                                                    (8,160)        (8,160)
Options issued                                                                      53                                         53
Foreign currency translation
     Adjustment                                                                                                259            259
Excess of additional pension
     liability over unrecognized
     prior service cost                                                                                       (158)          (158)
Net income                                                                                                   2,211          2,211
                                     ------        -------            --        ------         ----     ----------      ---------
BALANCE, December 31, 1998           $ (653)       125,708            $1        $1,470         $165      $(126,204)     $(125,221)
                                     ======        =======            ==        ======         ====      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                                      December 31,  December 31,  December 31,
                                                                          1998          1997          1996
                                                                       ---------     ---------     ---------
OPERATING ACTIVITIES:
     Net income (loss)                                                 $   2,211     $  (1,061)    $ (22,663)
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities-
      Depreciation and amortization                                        9,480         7,611         7,791
      Minority interest                                                      165            48          (949)
      Interest on exchangeable debt                                           63           329           274
      Deferred income tax benefit                                            266        (4,234)       (2,929)
      (Gain) loss on sale of assets, net                                    (337)           22
      Loss on write-off of assets                                          1,042                       2,768
      Loss on write-off of goodwill                                                                   10,824
      (Gain) loss on debt forgiveness                                     (6,118)           95         3,722
      Changes in operating assets and liabilities (Note 5)                (7,164)        1,098         7,419
      Changes in other non-current operating assets and liabilities        1,103           672         2,114
                                                                       ---------     ---------     ---------
            Net cash provided by operating activities                        711         4,580         8,371

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                           (4,300)       (6,372)       (9,783)
     Proceeds from sale of assets                                            839           373           107
     Payment for purchase of Ferox, net of cash acquired                  (1,015)
     Increase in other assets                                               (350)         (660)         (750)
     Cash acquired from acquisitions                                                                     687
                                                                       ---------     ---------     ---------
            Net cash used in investing activities                         (4,826)       (6,659)       (9,739)

FINANCING ACTIVITIES:
     Borrowings under revolving credit facility                          196,477       210,673       174,266
     Repayments under revolving credit facility                         (190,779)     (205,870)     (174,121)
     Repayments of long-term debt                                         (4,110)       (2,876)       (2,489)
     Borrowings of long-term debt                                          6,300            10         4,680
     Deferred closing costs                                                 (390)         (862)         (314)
     Proceeds from preferred stock sale                                                               47,000
         Purchase of preferred stock                                                      (493)
     Purchase of treasury stock                                                         (3,183)      (33,638)
     Purchase of common stock warrants                                                     (13)       (2,638)
     Notes receivable from shareholders                                      (50)                     (2,000)
     Changes in other noncurrent assets and liabilities                      528            52          (179)
                                                                       ---------     ---------     ---------

            Net cash provided by (used in) financing activities            7,976        (2,562)       10,567

     Effect of foreign currency exchange rate changes on cash
        and cash equivalents                                                 197
                                                                       ---------     ---------     ---------
            Net increase (decrease) in cash and cash equivalents           4,058        (4,641)        9,199

CASH AND CASH EQUIVALENTS, beginning of year                               5,864        10,505         1,306
                                                                       ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of year                                 $   9,922     $   5,864     $  10,505
                                                                       =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                            $  17,292     $  16,275     $   9,037

     Cash paid (received) during the year for income taxes             $   2,013     $  (1,260)    $   1,626

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                                 December 31,  December 31,  December 31,
                                                                 1998          1997          1996
                                                                 ------------  ------------  ------------
Net Income (loss)                                                 $ 2,211       $(1,061)      $(22,663)

Other comprehensive income, before tax:

      Foreign currency translation adjustments                        259           (30)

      Minimum pension liability adjustment                           (158)          (82)
                                                                  -------       -------       --------

Other comprehensive income (loss), before tax                         101          (112)       (22,663)

Income tax (expense) benefit related to items of other
comprehensive Income                                                  (36)           86

                                                                  -------       -------       --------
Other comprehensive income (loss), net of tax                     $ 2,276       $(1,087)      $(22,663)
                                                                  =======       =======       ========


Related tax (expense)/benefit of other comprehensive income:
      Foreign currency translation adjustments                    $   (93)      $    23

      Minimum pension liability                                        57            63
                                                                  -------       -------       --------

Total tax (expense) benefit related to items of
 comprehensive income                                             $   (36)      $    86
                                                                  =======       =======       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
            (In Thousands, Except Share, Warrant and Per Share Data)

1. Organization and Summary of Significant Accounting Policies:

Principles of Consolidation and Business

The consolidated financial statements include the accounts of MVE Holdings, Inc. and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. MVE Holdings, Inc. and its subsidiaries are collectively referred to as Holdings or the Company. Holdings develops, manufactures, markets and sells products which are grouped according to four business segments: industrial, distributed, medical respiratory and applied technologies. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization and cooking oil management systems which provides a new and enhanced method to store and handle frying oils. Medical respiratory products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers. Applied technologies includes specialized products using cryogenic technology for use with liquid natural gas (LNG) storage, test chambers for rapid heat/cold testing, storage systems used to store and transport temperature-sensitive agricultural and biological products, vacuum insulated pipe and other end user applications.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as depreciable lives, tax provisions and reserves, uncollectible accounts receivable, inventory and warranty liabilities. As better information becomes available or accrual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash and Cash Equivalents

Holdings considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost, which approximates fair value. Accounts payable include issued checks, which have not yet cleared Holdings' bank, totaling $994 and $3,695 at December 31, 1998 and 1997, respectively.

Receivables

Accounts receivable (A/R), net of allowance for doubtful accounts, consisted of the following as of December 31, 1998 and 1997:

                                         December 31,      December 31,
                                             1998              1997
                                        --------------    -------------
         A/R trade                          $31,667           $27,601
         A/R other                            2,361             1,776
         Notes receivable                       106               289
                                            -------           -------
                                             34,134            29,666
         Allowance                           (1,251)             (828)
                                            -------           -------
                                            $32,883           $28,838
                                            =======           =======

Allowance for doubtful accounts consisted of the following for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996:

                                       Additions:    Write-offs,
                          Beginning    Charged to       net of      Ending
                           Balance       Expense      Recoveries    Balance
                          ---------    ----------    -----------    -------
     December 31, 1996        $675          $168           $45        $888
     December 31, 1997         888           434          (494)        828
     December 31, 1998         828           550          (127)      1,251

Inventories

Inventories include material, labor and overhead at standard cost and are stated at the lower of cost or market. Holdings uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                                 December 31,   December 31,
                                                     1998          1997
                                                 -----------    -----------

      Inventories at cost:
         Purchased materials and subassemblies      $15,517        $14,710
         Work in process                              8,581          6,401
         Finished goods                               6,352          5,115
                                                    -------        -------
                                                     30,450         26,226
         Reserves                                    (3,330)        (1,452)
                                                    -------        -------
                                                    $27,120        $24,774
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

                                                        Years
                                                        -----
          Buildings and improvements                    10-30
          Machinery and equipment                        3-8
          Furniture, fixtures and office equipment       3-8

Property, plant and equipment consisted of:

                                                         December 31,  December 31,
                                                             1998          1997
                                                         ------------  ------------
      Land                                                  $  2,865      $  1,925
      Buildings and improvements                              26,011        13,750
      Machinery and equipment                                 31,463        23,086
      Furniture, fixtures and office equipment                 8,746         8,995
      Construction in progress                                   620           884
                                                            --------      --------
                                                              69,705        48,640
      Less - accumulated depreciation and amortization       (30,512)      (18,765)
                                                            --------      --------
      Net property, plant and equipment                     $ 39,193      $ 29,875
                                                            ========      ========

Other Assets

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 1 to 30 years. Accumulated amortization was $13,407 and $10,821 at December 31, 1998 and 1997 respectively. Other assets net of accumulated amortization consist of the following:

                                         December 31,   December 31,
                                             1998           1997
                                         ------------   ------------

     Deferred financing costs                  $3,330         $3,993
     Patents and trademarks                       418            491
     Noncompete agreements                      4,930          5,480
     Other                                      1,980          1,577
                                         ------------   ------------

                                              $10,658        $11,541
                                         ============   ============

Foreign Currency Translation

Translation gains or losses resulting from translating foreign currency financial statements are reported as a component of stockholders' deficit. Gains and losses resulting from foreign currency transactions are included in earnings as incurred.

Revenue Recognition

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at Holdings' facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance, and revenue is recognized at that time.

For the year ended December 31, 1998, two of Holdings' customers represented approximately 12% and 10%, respectively of Holdings' net sales. For the year ended December 31, 1997, one of Holdings' customers represented approximately 11% of Holdings' net sales.

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

Long-Lived Assets and Goodwill

In fiscal 1996, Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the financial statements from the adoption because prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, Holdings evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. Holdings adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Goodwill represents the cost of acquired businesses in excess of the fair value of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $18,684 and $16,565 at December 31, 1998 and 1997, respectively (see Note 11).

Restricted Stock Plan

In 1998, the Board of Directors approved a restricted stock plan (the "Plan"). A total of 10,000 shares of Holdings' common stock are reserved for issuance upon the exercise of options under the Plan. Under the Plan, the awards and expiration of the awards are granted based on determination of the Plan Committee. The Plan will terminate on July 15, 2008 unless terminated sooner by the Board of Directors.

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

2. New Accounting Standards:

FAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources.

FAS 131 requires Holdings to report information about its operating segments based on how Holdings manages its operations. Holdings manages its business in four operating segments and has restated its external reporting to reflect this change in structure. The four reportable segments are industrial, distributed, medical respiratory and applied technologies. See also Note 10.

In 1998, Holdings adopted the following new accounting standard: Statement of Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS 132 revises and standardizes disclosures for pensions and other postretirement benefits. (See Note 8)

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Holdings must adopt this standard no later than January 1, 2000. Holdings expects that this standard will not materially affect its financial position and results of operations.

3. Acquisitions:

Effective February 18, 1998, Holdings, through a subsidiary, acquired a majority interest in Ferox, a.s., a manufacturer of cryogenic bulk storage tanks and other cryogenic equipment located in the Czech Republic, for $400 in cash and an agreement with the seller to make additional payments based on certain operational results of Ferox and Holdings. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In addition, Holdings paid to the seller's parent the sum of $600 in cash in exchange for an agreement not to compete. Subsequently, in various transactions, Holdings acquired additional interests in Ferox. At December 31, 1998, Holdings owned 90% of the outstanding capital stock of Ferox. The acquisition was accounted for under the purchase method of accounting. The affect of the acquisition was not significant to the Holdings financial statements.

In 1997, Holdings acquired two companies with purchase prices of $1,000 and $300. In 1996, Holdings acquired two companies with purchase prices of $1,300 and $600. The effect of these acquisitions is not significant to Holdings' financial statements.

4. Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consists of the following:

                                                   December 31,   December 31,
                                                       1998           1997
                                                   ------------   ------------

        Employee compensation and payroll taxes       $4,556         $2,814
        Income taxes                                   1,416          2,892
        Warranty                                       3,564          1,930
        Accrued pension liability                      2,657          2,374
        Accrued interest                               5,772          5,422
        Insurance                                      1,872          2,092
        Deposits and rebates                           3,119          2,429
        Accrued professional fees                        839            348
        Accrued freight                                  322            471
        Other                                          1,305          1,604
                                                     -------        -------

                                                     $25,422        $22,376
                                                     =======        =======

5. Supplemental Cash Flow Information:

Changes in operating assets and liabilities were as follows:

                                        December 31,  December 31,  December 31,
                                            1998          1997          1996
                                        -----------   -----------   -----------

Accounts receivable                       $(1,774)      $(2,840)      $ 4,479
Inventories                                 2,211         4,042        (2,700)
Prepaid expenses and other                 (1,253)          (89)         (329)
Income tax refund receivable                1,013         3,517        (2,372)
Accounts payable                           (7,977)          680        (1,245)
Accrued expenses and other liabilities        616        (4,212)        9,586
                                          -------       -------       -------

                                          $(7,164)      $ 1,098       $ 7,419
                                          =======       =======       =======

Non-cash Investing and Financing Activities

A $1,500 loan in favor of a shareholder matured on January 9, 1998 and the shareholder defaulted. In accordance with the terms of the loan and pledge agreement, Holdings satisfied the defaulted loan by taking possession of certain Holdings' common stock that served as collateral for payment of the loan.

Several lease and note obligations of $148 and $364 were incurred when Holdings entered into leases or notes for new equipment and vehicles in 1998 and 1997, respectively.

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

6. Long-Term Debt:

Certain assets of Holdings, i.e.: subsidiary stock, accounts receivable inventory, selected real estate and equipment, are pledged as collateral for long-term debt. Long-term debt consists of the following:

                                                                           December 31,    December 31,
                                                                               1998            1997
                                                                           ------------    ------------
12.5% senior secured notes, due February 2002, interest payable
    semiannually, net of unamortized discounts of $348 and $458 at            $111,652        $111,542
    December 31, 1998 and 1997 respectively.
Revolving credit facility, due October 2000, average interest rate of
    7.91% at December 31, 1998                                                  16,556          10,857
12.5% non-compete agreement, with semi-annual principal and interest
    payments, due November 2006                                                  7,557           6,864
14.125% senior subordinated notes, interest and principal due May 5,             6,885               0
    2005
Bonds, Series 1996, due September 2005, semi-annual principal payments
    of $345,  plus interest at variable rates from 3.7% to 12%, 5.57%            4,830           5,520
    at December 31, 1998
Term loan, due April 2009, variable annual payments based on calculations
    as specified in the agreement, interest accrued annually at 10%              3,954               0
Industrial Development Revenue Bonds, Series 1996, semi-annual principal payments of $220, plus interest at variable rates from 2%
    to 9%, 3.171% at December 31, 1998, due June 2011                            3,300           3,740
Note payable, due January 1999, interest payable monthly at 4.2%                 1,775               0
Term loan, due August 2002, monthly payments of $36, plus interest
    payable monthly at 16.2%                                                     1,601               0
Note payable, due, March 1999, interest payable monthly at 13.9%                   862               0
Capitalized leases payable in varying monthly installments through
    February 2003 with interest rates ranging from 5% to 10.25%                  2,047           2,415
Several notes payable with varying principal and interest payments
    through April 2012 with interest rates ranging from 6% to 13.5%              2,529           2,129
7% exchangeable note, including accrued interest, with principal and
    accrued interest payable August 1, 1998                                          0           6,155
10.25% first mortgage note, payable in monthly installments of $14,
    including interest, with final payment due November 2004                         0             821
Revolving foreign loan, with varying principal and interest payments
    through 1998 with interest rates ranging from 5.8% to 10.5%                      0             400
10% subordinated debentures, interest payable semiannually, subject to
    10% per year mandatory redemption beginning 1997, balance due May 2001           0              84
                                                                          -------------    ------------
Total long-term debt                                                          $163,548         150,527
Less- Current maturities                                                         7,524           9,858
                                                                          -------------    ------------
Long-term debt, net of current maturities                                     $156,024        $140,669
                                                                          =============    ============

On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of Holdings, entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share, of CAIRE. Concurrent with the above settlement, Holdings accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, Holdings purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of one hundred dollars. The Series AA Preferred Stock has a liquidation preference of $10 per share and is subject to mandatory redemption. As a result of this restructuring, Holdings incurred an extraordinary gain of $6,118.

On May 5, 1998, Holdings issued 14.125%, senior subordinated notes in the amount of $6,300 and two common stock purchase warrants, each allowing the holder to purchase 4,000 shares of Holdings common stock at $0.01 per share. The proceeds from these notes will be used for working capital and general corporate purposes. The senior subordinated notes are redeemable at the option of Holdings, in whole or in part, on May 5, 2005, plus accrued and unpaid interest. The senior subordinated notes contain certain covenants which restrict, among other things, payment of dividends and additional equity issuances.

The revolving credit facility provides for borrowings and issuances of Letters of Credit of up to $30,000 subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The revolving credit facility is renewable annually through October 2000. Holdings is charged a monthly fee based on an annualized rate of .375% of the unused portion of the commitment. The interest rate is variable and contains a LIBOR and base rate option at the election of Holdings. The rate is determined based on MVE, Inc.'s EBITDA (earnings before interest, income taxes, depreciation and amortization) to total of Inc. debt as calculated quarterly. The outstanding balance was subject to a weighted average borrowing rate of 7.91% and 8.375% at December 31, 1998 and 1997, respectively. The credit facility contains certain covenants with respect to capital expenditures, borrowings and disposition of assets. As of December 31, 1998, Holdings was in compliance with all covenants governing the revolving credit facility.

The senior secured notes are redeemable at the option of Holdings, in whole or in part, on or after February 15, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption dates indicated below:

                 Year                                    Percentage
          -------------------                            ----------

          2000                                             102.083%
          2001 and thereafter                              100.000%

The senior secured note agreement contains certain covenants which restrict borrowings, dividends, acquisition and disposition of assets and require Holdings to maintain certain liquidity and debt coverage ratios. As of December 31, 1998, Holdings was in compliance with its financial covenants.

The scheduled annual maturities of long-term debt at December 31, 1998 are as follows:

                Year                                        Amount
          -----------------                              -----------

          1999                                                $7,524
          2000                                                20,373
          2001                                                 3,946
          2002                                               117,809
          2003                                                 1,262
          Thereafter                                          12,634
                                                         -----------
                                                            $163,548
                                                         ===========

Long-term debt, including current maturities, has a carrying value at December 31, 1998 of $163,548 and a fair value of $183,489. The estimated fair value represents the present value of debt service at rates currently available to Holdings for issuance of debt with similar terms. Except for the above, all financial instruments are carried at amounts that approximate estimated fair value.

7. Income Taxes:

Income tax expense (benefit) consists of the following for the periods ended:

                            Fiscal Year      Fiscal Year      10 Months
                            December 31,     December 31,    December 31,
                                1998            1997            1996
                           -------------    ------------     ------------

       Current:
       Federal                    $ 803           $ 779           $ (198)
       State                        267              57              (70)
                           -------------    ------------     -------------
                                  1,070             836             (268)
       Deferred                     266          (4,234)          (2,929)
                           -------------    -------------    -------------
                                 $1,336         $(3,398)         $(3,197)
                           =============    =============    =============


The differences between income taxes computed using the federal statutory rate and the expense (benefit) for income taxes were as follows for the periods ended:

                                                            Fiscal Year    Fiscal Year    10 Months
                                                            December 31,   December 31,  December 31,
                                                                1998           1997         1996
                                                            -----------    -----------   -----------
Income tax provision (benefit) at federal statutory rate      $ 1,262       $(1,500)      $(9,116)
Increase (reduction) attributable to:
     Nondeductible goodwill                                       685           672         5,161
     Foreign Sales Corporation benefit                           (238)         (639)         (714)
     Consent and solicitation fees                                                            422
     Recapitalization fees                                                                    783
     State taxes, net of federal benefit                          465          (547)         (132)
     Debt forgiveness                                          (2,090)
     Other, net                                                 1,252        (1,384)          399
                                                              -------       -------       -------
                                                              $ 1,336       $(3,398)      $(3,197)
                                                              =======       =======       =======

The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                                December 31,   December 31,
                                                    1998          1997
                                                -----------    ----------

          Accrued pension                           $1,033        $1,020
          Accrued compensation                         570           620
          Accrued self insurance reserve               739           913
          Deferred compensation                        728           823
          Intangibles                                1,777         1,167
          Inventory reserves                           973         1,111
          Depreciable assets                        (1,360)       (1,162)
          Loss and credit carryforwards              3,062         3,638
          Warranty reserve                             804           818
          Other accruals                               637           576
          Other                                        409           114
                                                    ------        ------
                                                     9,372         9,638
          Valuation allowance                         (551)         (551)
                                                    ------        ------
                    Net deferred tax asset          $8,821        $9,087
                                                    ======        ======

The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of a portion of the carryforwards is not deemed more likely than not. The carryforwards of $3,062 expire as follows: $551 in 2007, $207 in 2011, $2,156 in 2012 and $148 in 2013.

8. Employee Benefit Plans:

Pension Plan

Holdings maintains two noncontributory defined benefit pension plans covering substantially all employees of its U.S. subsidiaries. The benefits to which an employee is entitled under the plans are derived using a formula based on the number of years of service and compensation levels during the last five years of service before retirement. Holdings funds the plans in accordance with the requirements of federal laws and regulations.

Weighted Average assumptions as of December 31:

                                                        1998             1997             1996
                                                     ------------    -------------    ------------
          Discount rate                                     7.0%            7.25%            7.5%
          Expected return on plan assets                    8.5%             8.5%            8.5%
          Rate of compensation increase                     4.0%             4.5%            5.0%

The components of net periodic benefit cost are as follows:

          Service cost                                   $  912            $ 748           $ 565
          Interest cost                                     987              771           $ 523
          Expected return on plan assets                   (784)            (650)           (462)
          Amortization of transition obligation              (2)              (2)             (2)
          Amortization of prior service cost                 13               13              11
          Amortization of net actuarial loss                 67                8               0
                                                         ------            -----           -----
                                                         $1,193            $ 888           $ 635
                                                         ======            =====           =====

          Change in benefit obligation
          Benefit obligation-
             Beginning of year                          $12,501          $ 9,940
          Service cost                                      912              748
          Interest cost                                     987              771
          Actuarial (gain) loss                           1,605            1,226
          Benefit payments                                 (198)            (184)
                                                        -------          -------
          Benefit obligation-
             End of year                                $15,807          $12,501
                                                        =======          =======

          Change in plan assets
          Fair value of plan assets-
             Beginning of year                          $ 9,258          $ 7,657
          Actual return on plan assets                      954            1,302
          Employer contributions                          1,048              483
          Benefit payments                                 (198)            (184)
                                                        -------          -------
          Fair value of plan assets-
             End of year                                $11,062          $ 9,258
                                                        =======          =======

          Funded status                                 $(4,745)         $(3,243)
          Unrecognized transition obligation                 70               69
          Unrecognized prior service cost                    69               82
          Unrecognized actuarial loss                     2,340              971
                                                        -------          -------
          Net amount recognized                         $(2,266)         $(2,121)
                                                        =======          =======

          Amounts recognized in the balance sheet consist of:

          Accrued benefit liability                     $(2,657)         $(2,374)
          Intangible asset                                  150              171
          Accumulated other comprehensive income            241               82
                                                        -------          -------
          Net amount recognized                         $(2,266)         $(2,121)
                                                        =======          =======

Approximately 88% of the plan assets are invested in equity securities and 12% in cash equivalents as of December 31, 1998.

Savings Plan

Holdings has a 401(k) savings plan (the Plan) which covers all employees of its U.S. subsidiaries who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. In 1997, Holdings began matching contributions of up to 2% of eligible employee wages. Prior to this, Holdings made matching contributions at the discretion of the board of directors. For the years ended December 31, 1998 and 1997, Holdings made matching contributions of $536 and $315 to the Plan. Holdings did not make matching contributions to the Plan in the fiscal year ended December 31, 1996.

Deferred Compensation Plan

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

During 1997 and subsequent to 1997, Holdings entered into agreements with the three individuals that effectively terminated each individual's participation in the deferred compensation plan. Pursuant to the agreements, Holdings will issue 29,750 shares of common stock of MVE to the three individuals upon the earlier of December 31, 2006 or the occurrence of certain events. As a result of the Company entering into these agreements, the Company reclassified the accrued liability related to the deferred compensation plan of $1,866 as of December 31, 1996 to equity.

9. Commitments and Contingencies:

Leases

A portion of Holdings' operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was approximately $716, $718 and $702, for the years ended December 31, 1998 and 1997 and for the ten months ended December 31, 1996. The future minimum rental payments required under these leases are $722 in 1999, $462 in 2000, $303 in 2001 and $88 in 2002.

Litigation

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against Holdings and certain of its subsidiaries. Most significant legal proceedings are related to matters covered by insurance. The most significant contingencies are described below.

In 1997, a former officer of a subsidiary of Holdings and a related limited partnership company filed a lawsuit against Holdings and certain of its affiliates and others alleging breach of contract and other claims arising out of such officer's separation from the subsidiary for which he was employed.

In 1997, a designer and marketer of an alternative beverage CO2 technology filed a lawsuit against MVE, Inc. and certain other providers of cryogenic mini-bulk carbonated systems in Johnson County, Texas, alleging business disparagement, violations of Texas antitrust lawsuits and related claims. With respect to this lawsuit, MVE, Inc.'s insurer has accepted coverage, subject to a reservation of rights.

For both of these lawsuits, extensive discovery has been conducted and Holdings believes that the claims are without merit and that the outcome of these lawsuits will not have a material adverse effect on its operating results, cash flow or financial position.

Environmental Matters

Holdings' past and present operations include activities which are subject to extensive federal and state environmental regulations. As a result, Holdings is currently participating in environmental investigations and assessments under these regulations at some of its current and former sites. In 1997, Holdings submitted a site investigation report and Response Action Plan (RAP) to the Minnesota Pollution Control Agency (MPCA). The soil RAP has been conditionally approved by the MPCA. The groundwater RAP is subject to further review. These plans include possible obligations to remove or mitigate the effects of hazardous substances from the environment. The amount of such future costs will depend on factors such as the unknown nature or extent of contamination, the extent and method of the remedial actions which may be required and the magnitude of clean-up costs.

Ongoing environmental costs are expensed as incurred. Costs incurred to date as of the year ended December 31, 1998 were $849, of which, $666 are to be indemnified. In accordance with the recapitalization agreement, Holdings is to be indemnified of most environmental claims. Based upon this and subject to the difficulty in estimating these future costs, Holdings expects that the amount it may be required to pay in connection with environmental matters would be indemnified and also would not have a material adverse effect on the financial condition or results of operations.

10. Segment Reporting and Export Sales:

The operations of Holdings are divided into four business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO2 beverage systems. The medical respiratory products segment develops, manufactures and markets a broad range of medical respiratory products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. The applied technologies segment includes storage systems for temperature-sensitive agricultural and biological products, liquid natural gas
(LNG) storage, test chambers for rapid heat/cold testing, vacuum insulated pipe and other emerging products. General corporate assets include cash and cash equivalents and income taxes.

Other expenses recorded in the ten months ended December 31, 1996 are included in operating income as follows: industrial $5,435, distributed $1,280, medical respiratory $9,796 and corporate $5,461 (see Note 11). Financial information by business segment as of and for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996 was as follows:

                                                         Medical       Applied
                           Industrial    Distributed   Respiratory  Technologies    Corporate      Total
                           ----------    -----------   -----------  ------------    ---------    ----------
          1998
          ----
Customer sales              $116,542        $34,111       $27,078        $30,020                   $207,751
Intersegment sales             6,105          2,483         1,563          1,938      (12,089)
                           ----------    -----------    ----------   ------------    ----------    ---------
Total sales                  122,647         36,594        28,641         31,958      (12,089)      207,751

Operating income (loss)        6,672          8,201           436          4,948       (3,748)       16,509
Identifiable assets           57,152         19,087        13,774         10,111       53,437       153,561
Capital expenditures           2,033          1,459            46             90          837         4,465
Depreciation and               3,695            681           769            587        3,748         9,480
amortization

          1997
          ----

Customer sales              $114,728        $27,901       $26,317        $23,780                   $192,726
Intersegment sales             2,165          2,075            11            857       (5,108)
                           ----------    -----------    ----------   ------------    ----------    ---------
Total sales                  116,893         29,976        26,328         24,637       (5,108)     $192,726

Operating income (loss)        8,777          7,437        (1,449)         1,847       (3,954)       12,658
Identifiable assets           41,257         13,346        17,145         10,054       54,980       136,782
Capital expenditures           4,473          1,090           281             67        1,099         7,010
Depreciation and               1,885            507           794            471        3,954         7,611
amortization

     10 months 1996
     --------------

Customer sales               $93,848        $23,522       $22,467        $15,909                   $155,746
Intersegment sales             1,480                                                   (1,480)
                           ----------    -----------    ----------   ------------    ----------     --------
Total sales                   95,328         23,522        22,467         15,909       (1,480)      155,746

Operating income (loss)        4,849          3,356       (14,188)         1,499       (8,583)      (13,067)
Identifiable assets           38,969         15,491        16,692         10,172       60,852       142,176
Capital additions              5,288          1,134         2,616              9        3,367        12,414
Depreciation and               1,130            749         2,363            404        3,145         7,791
amortization


Export sales from Holdings' U.S. operations for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996 were as follows:

                                  December 31,    December 31,     December 31,
                                      1998            1997             1996
                                 -------------   -------------    ------------

          Canada and Mexico           $12,653         $10,922         $ 6,957
          Europe                       16,454          12,164          12,407
          Pacific                      12,497          29,318          24,868
          Other                         9,386           8,331           7,271
                                 -------------   -------------    ------------
          Total                       $50,990         $60,735         $51,503
                                 =============   =============    ============

11. Other Expenses:

In 1998, MVE exited the oxygen concentrator market to focus on its liquid oxygen market using its cryogenic resources. As a result, Holdings incurred a $1,042 loss on the write-off of the assets associated with this product line.

Other expense recorded in the ten months ended December 31, 1996 include the following:

           Recapitalization Expenses                     $ 3,545
           Deferred compensation plan (Note 9)             1,916
           Discontinue AURA product line                   1,280
           Debt forgiveness                                3,722
           Goodwill write-offs                            10,824
           Other                                             685
                                                      -----------
                                                         $21,972
                                                      ===========

Recapitalization Expenses

In 1996, Holdings incurred $3,545 of expenses related to recapitalization of Holdings. These expenses related to consent and solicitation of the holders of the senior secured notes and legal and accounting fees.

Discontinuance of AURA Product Line

In 1996, Holdings wrotedown $1,280 of fixed and other assets, net of debt forgiveness, related to the discontinuance of the AURA product line, which was included in the distributed products segment. Prior to December 1996, Holdings had an agreement with a third party to participate in a joint venture to produce and market its AURA product line. In December 1996, Holdings and the joint venture partner agreed to discontinue all AURA operating and marketing activities.

Debt Forgiveness

Prior to December 1996, the Company made loans to a major supplier of components for its medical oxygen concentrators. The loans were to be repaid through future purchase credits from the supplier. In December 1996, the Company entered into a new agreement with the supplier, which forgave $3,722 of the debt.

Goodwill Write-down

In December 1996, Holdings recorded a goodwill write-down of $10,824 ($4,750 in industrial products and $6,074 in the medical respiratory products segment). In connection with the change in ownership in 1996, management undertook a strategic review of all business units. As a result of the review, goodwill was determined to have been impaired because of the financial condition of certain medical respiratory and industrial business units and Holdings' inability to generate future operating income from these business units. Moreover, anticipated future cash flow of these business units indicates that the recoverability of the goodwill is not reasonably assured. Prior to December of 1996, goodwill was amortized using the straight-line method over twenty years.

12. Preferred Stock and Recapitalization

On August 28, 1996 MVE Investors, LLC purchased 4,700 shares of Holdings 12.5% Series A Cumulative Redeemable Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47,000. Holdings used the proceeds of this transaction to purchase a substantial portion of certain Holdings shareholders' common stock. Each share has a liquidation preference of $10,000 plus accrued and unpaid dividends. The shareholders shall be entitled to one vote for each share of Common Stock assuming conversion of the preferred stock to common.

Following this recapitalization, MVE Investors, LLC holds shares of Series A Redeemable Preferred Stock which are convertible into 374,633 shares of Holdings Common Stock, or approximately 74.9% of the Common Stock outstanding on a fully diluted basis. As of December 31, 1998 and 1997, Holdings had accrued, but unpaid dividends of $15,643 and $8,388 relating to Series A Preferred Stock, respectively.

In exchange for 1,061 shares of Common Stock held by certain shareholders, Holdings issued 13 shares of 10% Series B Redeemable Preferred Stock in 1997. Each such share has a liquidation preference of $10,000 plus accrued and unpaid dividends. Also, 49 shares of Series B Redeemable Preferred Stock was purchased for $10,000 per share. In 1996, 66,406 shares of Common Stock were exchanged for 833 shares of the Series B Redeemable Preferred Stock. This class of stock is subject to mandatory redemption and is non-voting. As of December 31, 1998 and 1997, Holdings had accrued, but unpaid dividends of $1,984 and $1,079 relating to Series B Preferred Stock, respectively.

In 1997, Holdings purchased 430 of its outstanding warrants for $30.10944 per warrant. In 1996, Holdings purchased 79% of its outstanding warrants for $30.10944 per warrant.

13. Fiscal Results for the Year Ended December 31, 1996 (Unaudited)

                                                                  December 31,
                                                                     1996
                                                                 ------------

       Net sales                                                    $190,782
       Cost of sales                                                 138,578
                                                                    --------
                  Gross profit                                        52,204
       Operating expenses:
            Selling and Marketing                                     11,789
            General and administrative                                15,910
            Research and development                                   3,510
            Amortization                                               5,548
            Other expenses                                            21,972
                                                                    --------
                  Total operating expenses                            58,729
                                                                    --------
       Operating loss                                                 (6,525)
       Interest expense                                              (16,530)
                                                                    --------
       Net loss before income tax benefit and minority interest      (23,055)
       Income tax benefit                                              1,616
                                                                    --------
       Net loss before minority interest                             (21,439)
       Minority interest in net loss                                   1,077
                                                                    --------
                  Net loss                                          $(20,362)
                                                                    ========

14. Related Party Transactions

Holdings purchased from MVE, Inc. 850 shares of $.01 par common stock in MVE Restaurant Services, Inc. for $500.

On November 11, 1998, Holdings loaned a shareholder $50 to be repaid on or before July 1, 2005. Interest accrues quarterly at 8%. The loan is secured by Holdings Common Stock owned by the shareholder.

Holdings loaned two shareholders $2,000 on August 27, 1996, to be repaid to Holdings on or before August 27, 2003. On January 9, 1998, one of the notes matured and the shareholder defaulted. In accordance with the terms of the loan and pledge agreement, Holdings satisfied the defaulted loan by taking possession of certain Holdings' common stock that served as collateral for payment of the loan. Simple interest accrues on the principal amount at an annual rate of 8%. Principal of $500 and $2,000 and accrued interest of $102 and $225 was outstanding at December 31, 1998 and 1997, respectively. The loan is secured by Holdings Common Stock owned by the shareholder.

A director of Holdings has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of Holdings.

Two shareholders have management agreements with the Company which pay a quarterly fee of $44 each plus expenses. The company paid $387 and $401 related to these agreements in the years ended December 31, 1998 and 1997.

15. Subsequent Events

Agreement and plan of merger

On February 16, 1999, Holdings entered into a merger agreement with Chart Industries, Inc. (Chart). Under the agreement, Holdings shall become a wholly owned subsidiary of Chart. The transaction is expected to be complete within 60 days. The closing is subject to certain regulatory approvals and satisfaction of usual and customary closing conditions. The purchase price is approximately $240 million including assumed debt. As part of the merger agreement, Chart will retain 20% of the stock of the cooking oil management business. The remaining 80% of the stock will be distributed to the current shareholders of Holdings.

                                    MVE, INC.

Items 1 - 5 see MVE Holdings, Inc. reporT.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data with respect to the Company as of the dates and for the periods indicated. The financial data set forth below should be read in conjunction with the historical consolidated financial statements and related notes thereto of the Company, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                           ----------------------------------------------------------------------
                                                           Fiscal Year   Fiscal Year    Ten Months     Fiscal Year    Fiscal Year
                                                              Ended         Ended         Ended           Ended          Ended
                                                           ----------------------------------------------------------------------
                                                           February 28,  February 29,   December 31,   December 31,   December 31,
                                                             1995(2)         1996          1996(3)         1997          1998(1)
                                                           ----------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Consolidated Statement of Operations Data:
Net Sales                                                  $ 146,480      $ 179,220      $ 155,746      $ 192,726      $ 189,215
Cost of Sales                                                100,394        128,196        113,875        137,736        132,882
                                                           ---------      ---------      ---------      ---------      ---------
Gross profit                                                  46,086         51,024         41,871         54,990         56,333
Selling, general and administrative expenses                  20,500         22,169         25,296         32,076         30,087
Research and development                                       2,792          4,718          3,047          5,989          5,081
Amortization and other nonrecurring expense                    4,915          5,463         24,291          3,578          4,583
                                                           ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                       17,879         18,674        (10,763)        13,347         16,582
Interest expense                                               9,878         16,305         13,881         16,721         16,758
                                                           ---------      ---------      ---------      ---------      ---------
Net income (loss) before income tax provision
     (benefit) minority interest and extraordinary items       8,001          2,369        (24,644)        (3,374)          (176)
Income tax provision (benefit)                                 3,112          1,673         (3,197)        (3,046)         2,749
                                                           ---------      ---------      ---------      ---------      ---------
Net income (loss) before minority interest and
     extraordinary items                                       4,889            696        (21,447)          (328)        (2,925)
Minority interest in net income (loss)                          (172)             5           (949)            48             76
                                                           ---------      ---------      ---------      ---------      ---------
Net income (loss) before extraordinary items                   5,061            691        (20,498)          (376)        (3,001)
Extraordinary (gain) loss                                      1,307                                                      (6,118)
                                                           ---------      ---------      ---------      ---------      ---------
Net income (loss)                                          $   3,754      $     691      $ (20,498)     $    (376)     $   3,117
                                                           =========      =========      =========      =========      =========


Other Data:
Gross margin                                                    31.5%          28.5%          26.9%          28.5%          29.8%
EBITDA(4)                                                  $  25,981      $  27,619      $  (2,023)     $  20,295      $  24,697
EBITDA Margin                                                   17.7%          15.4%          (1.3)%         10.5%          13.1%
Depreciation and amortization                              $   7,930      $   8,950      $   7,791      $   6,996      $   7,517
Capital expenditures                                       $   7,594      $   8,384      $  12,414      $   7,010      $   3,533

Consolidated Balance Sheet Data (end of period):
Total assets                                               $ 118,819      $ 133,888      $ 142,176      $ 158,987      $ 149,006
Current assets                                                48,149         62,518         76,623         64,228         62,256
Long-term debt, net of current maturities                    119,952        131,024        143,009        134,594        137,582


-------------------------

(1) Loss on sale of assets of $674 was excluded from EBITDA as a result of bank covenant requirements.

(2) The extraordinary loss in 1995 of $1,307 is due to losses realized upon extinguishment of debt, net of an income tax benefit of $871.

(3) Operating loss for the ten months ended December 31, 1996 included non recurring charges of $22.0 million relating to the revaluation of certain business units and product lines including $3.5 million relating to the recapitalization of Holdings in August 1996.

(4) Management calculates EBITDA as earnings before interest, taxes, depreciation, amortization and extraordinary items. EBITDA has been adjusted to include minority interest in net income (loss). Management reports EBITDA as it is required for bank covenant purposes. EBITDA is not intended to represent cash flow from operations for the period nor has it been presented as an alternative to either (1) operating income (as determined by GAAP) as an indicator of operating performance or (2) cash flow from operating, investing and financing activities (as determined by GAAP). EBITDA is therefore susceptible to varying calculations and as presented may not be comparable to other similarly titled measures of other companies.

(5) The extraordinary gain in 1998 of $6,118 is due to the gain realized upon extinguishment of debt (See Note 6)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY
-------

See MVE Holdings, Inc. report

RESULTS OF OPERATIONS
---------------------

Years Ended December 31, 1998 and 1997

Net Sales

Net sales for the year ended December 31, 1998 decreased 1.8% to $189.2 million from $192.7 million for the year ended December 31, 1997.

Industrial Products: Net sales for the year ended December 31, 1998 decreased 14.0% to $98.6 million from $114.7 million for the year ended December 31, 1997. The change in net sales is due, primarily, to approximately $15.0 million of reduced revenues due to continued softness in Asia, primarily for liquid cylinder products.

Distributed Products: Net sales increased 20.1% to $33.5 million in 1998 from $27.9 million in the comparable period in 1997. This increase is due to continued penetration of restaurant CO2 applications by the major distributors and expansion of the cooking oil management business.

Medical Respiratory Products: Net sales for the year ended December 31, 1998 increased 3.0% to $27.1 million from $26.3 million for the year ended December 31, 1997. The change resulted from growth in international sales offset by weakness in the domestic market caused by reductions in the Medicare reimbursement rates that were effective January 1, 1998. Also, during the year, MVE exited the oxygen concentrator and nebulizer markets to focus on its liquid oxygen market using its cryogenic resources.

Applied Technologies: Net sales for this group of products increased 26.0% to $30.0 million in 1998 from $23.8 million in 1997. MVE was awarded several contracts that used the LNG cylinder and fuel station technology that increased sales in 1998.

Gross Margin

Gross margin, expressed as a percent of net sales, increased 1.3% to 29.8% in 1998 compared to 28.5% in 1997.

Industrial Products: Gross margin decreased 1.5% to 23.4% for the year ended December 31, 1998 from 24.9% for the year ended December 31, 1997. This reduction is due to poor economic conditions in Asia and lower margins as a result of spreading fixed U.S. overhead costs over a lower volume of sales.

Distributed Products: Margins remained fairly consistent at 44.2% in 1998 and 44.6% in 1997 as the Company was able to offset pricing pressure with improvements in manufacturing costs.

Medical Respiratory Products: Reductions in the Medicare reimbursement rates for patients with Chronic Obstructive Pulmonary Disease (COPD) and the push down in pricing to COPD equipment suppliers resulted in reduced margins for the Company's domestic business. Offsetting this decline in the U.S. market were increased sales to the international markets, which have higher margins. The combination of these two factors, coupled with greater manufacturing efficiencies, enabled margins to increase 2.4% to 26.7% for the year ended December 31, 1998 from 24.3% in 1997.

Applied Technologies: Gross profit margins increased 5.6% to 37.4% in 1998 from 31.8% in 1997 due to a more favorable product mix and strong demand for LNG products.

Operating Expenses

Operating expenses for the year ended December 31, 1998 were $39.8 million in 1998, compared to $41.6 million in 1997. The Company exited the oxygen concentrator product line incurring costs of $1.0 million to write-off the value of net assets used for this product line. In addition, the Company continued development of its cooking oil management systems. These increases were offset by structural changes that reduced operating costs in 1998.

Operating Income

Operating income was $16.6 million in 1998, compared to $13.3 million in the same period in 1997 for the reasons identified earlier.

Interest Expense

Interest expense was $16.8 million in 1998 compared to $16.7 million in 1997.

Income Taxes

The provision for income taxes was $2.7 million for the year ended December 31, 1998 compared to a benefit of $3.0 million for the year ended December 31, 1997. The effective tax rates for the years ended December 31, 1998 and 1997 were different from the statutory rates as a result of various permanent differences.

Net Loss

As a result of the above, net loss before extraordinary gain was $3.0 million in 1998 compared to $0.4 million in 1997.

EBITDA

Earnings before interest, income taxes, depreciation and amortization (EBITDA) increased to $24.7 million, or 13.1% of net sales in 1998, from $20.3 million or 10.5% of net sales in 1997. This increase is due to reasons mentioned above as well as cost reduction programs affecting the organization and its manufacturing plants.

Years Ended December 31, 1997 and 1996

Net Sales

Net sales for the year ended December 31, 1997 increased 1.0% to $192.7 million from $190.8 million for the year ended December 31, 1996.

Industrial Products: Net sales for the year ended December 31, 1997 increased 1.5% to $114.7 million from $113.0 million for the year ended December 31, 1996. The increase is primarily attributable to the Company's acquisitions in August and November 1996 of subsidiaries located in China and Australia with sales of $11.3 million and $1.2 million for the years ended December 31, 1997 and 1996, respectively. Sales of small pressure vessels increased $2.7 million. The Orca product line was introduced in 1997 which increased sales $2.0 million. These increases were offset by a $14.5 million decrease in bulk tank sales resulting from the major gas producers reducing their tank inventory in 1997.

Distributed Products: Net sales for the year ended December 31, 1997 decreased 4.1% to $27.9 million from $29.1 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in AURA panel sales. Sales of AURA panels were $0.1 million and $2.2 million in the years ended
December 31, 1997 and 1996, respectively. The sales of Aura panels were discontinued in 1997.

Medical Respiratory Products: Net sales for the year ended December 31, 1997 decreased 5.4% to $26.3 million from $27.8 million for the year ended December 31, 1996. The decrease is primarily attributable to decreases in price resulting from a competitive market.

Applied Technologies: Net sales for this group of products increased 13.9% to $23.8 million in 1997 from $20.9 million in 1996. Vacuum insulated pipe increased $1.5 million offset by reduced sales in biological storage systems. The environmental chambers product line was introduced in 1997 which increased sales $1.9 million.

Gross Margin

Gross margin (expressed as a percent of net sales) increased to 28.5% for the year ended December 31, 1997 from 27.4% for the year ended December 31, 1996.

Industrial Products: Gross margin increased 2.5% to 24.9% for the year ended December 31, 1997 from 22.4% for the year ended December 31, 1996. The increase is attributable to changes in the mix of products sold and decreased manufacturing costs.

Distributed Products: Gross margin increased 1.1% to 44.6% for the year ended December 31, 1997 from 43.5% for the year ended December 31, 1996.

Medical Respiratory Products: Gross margin decreased 0.6% to 24.3% for the year ended December 31, 1997 from 24.9% for the year ended December 31, 1996.

Applied Technologies: Gross profit margins decreased 3.3% to 31.8% in 1997 from 35.1% in 1996.

Operating Expenses

Operating expenses for the year ended December 31, 1997 were $41.6 million compared to $56.0 million for the year ended December 31, 1996. The decrease in operating expenses is primarily attributable to one-time, primarily non-cash charges of $19.7 million in 1996, including expenses of $1.2 million relating to the recapitalization of Holdings and the Company in August 1996 and $1.3 million resulting from discontinuing the AURA product line. These decreases were offset by an increase of $2.1 million associated with the expansion of the Company's business into the Pacific Rim and Europe, $1.2 million incurred by a company acquired in 1997 and development of the cooking oil management system. Other net spending increased approximately $2.0 million.

In connection with the change of ownership of Holdings and the Company in August 1996, management, at the direction of the Board of Directors, undertook a strategic review of all business units. This review was completed and presented to the Board of Directors in December 1996. As a result of this review, the Company revised various estimates used in the valuation of assets and liabilities related to various medical respiratory and industrial product lines and discontinued its AURA product line. One-time charges of $19.7 million were taken in the ten months ended December 31, 1996 as a direct result of this review and the recapitalization (see Note 10 to the Financial Statements).

After adjusting for one-time charges, including recapitalization expenses in 1996, operating expenses for the year ended December 31, 1997 increased $5.3 million from the same period one year ago.

Operating Income

Operating income was $13.3 million for the year ended December 31, 1997 compared to an operating loss of $3.8 million for the year ended December 31, 1996. The increase in operating income is primarily attributable to the factors noted in discussions above.

Interest Expense

Interest expense was $16.7 million for the years ended December 31, 1997 and 1996.

Income Taxes

The benefit from income taxes was $3.0 million for the year ended December 31, 1997 compared to $1.7 million for the year ended December 31, 1996. The effective tax rates for the years ended December 31, 1997 and 1996 were different from the statutory rates as a result of various permanent differences.

Net Loss

Net loss for the years ended December 31, 1997 and 1996 were $0.4 million and $17.8 million.

EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $20.3 million or 10.5% of net sales for the year ended December 31, 1997 compared to $6.5 million or 3.4% of net sales for the year ended December 31, 1996. The increase in EBITDA is attributable to the factors noted above. Adjusting for nonrecurring expenses of $19.7 million including expenses relating to the recapitalization of Holdings and the Company in August 1996, EBITDA for the year ended December 31, 1996 was $26.2 million.

LIQUIDITY AND CAPITAL RESERVES

Cash Flow From Operating Activities

Cash flow provided by operating activities was approximately $0.5 million, $5.3 million, and $10.5 million for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996, respectively. Working capital was $25.8 million, $14.5 million and $23.1 million, respectively at December 31, 1998, 1997, and 1996. Working capital increased as a result of the current maturities of long term debt of a subsidiary being restructured and decreased inventory purchases.

Cash Flow From Investing Activities

For the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, the Company had approximately $3.4 million, $6.4 million and $9.8 million in capital expenditures, respectively. For the periods ended December 31, 1998 and 1997, the Company invested $0.1 million and $0.4 million in non-cash capital expenditures. The Company reduced the dollars spent on capital expenditures from 1997 as most of the modernization and investments in capacity changes were completed previously. The expenditures in the periods ended December 31, 1997 and 1996 were primarily due to the expansion of the Company's New Prague operations, the construction of the Caire facility and normal equipment acquisition and replacement.

Cash Flow From Financing Activities

Cash flow provided by financing activities was approximately $1.7 million, $1.0 million and $1.0 million in the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, respectively.

The agreement governing the revolving credit facility expires in October 2000 and contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and that the Company maintain specific levels of EBITDA. The indenture governing the Senior Secured Notes, as amended in connection with the recapitalization of Holdings in August 1996, also imposes limitations on the incurrence of additional indebtedness. The Company expects that the cash generated by operations and borrowings under its revolving credit agrement that expires in October 2000 will be sufficient to satisfy its working capital and debt service requirements through the period the current agreement is in place. The Company expects that it may require waivers of certain quarterly financial covenants under this credit agreement from the lending institutions. While the Company meets regularly with its lending institutions and keeps them advised of the company's ongoing performance, no assurance can be given that the lending institutions will grant these covenant waivers, in which case the Company would have to reduce its indebtedness significantly or negotiate changes to, or relief from, covenants in the credit facility. The Company was in compliance with all covenants included in the agreement governing the revolving credit facility and the indenture as of December 31, 1998.

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

Items 8 - 14 FOR MVE, INC. PLEASE SEE MVE HOLDINGS, INC. REPORT.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of MVE, Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's deficit cash flows and comprehensive income as of December 31, 1998 and 1997 of MVE, Inc. and subsidiaries (the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Minneapolis, Minnesota

March 12, 1999

                           MVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                     December 31,   December 31,
                                                                         1998           1997
                                                                      ---------      ---------
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $   1,999      $   2,772
     Accounts receivable, net of allowance for doubtful accounts         30,097         28,837
     Inventories                                                         23,171         24,774
     Prepaid expenses                                                     1,764          1,228
     Income tax refund receivable                                                        1,013
     Deferred income taxes                                                5,225          5,604
                                                                      ---------      ---------
           Total current assets                                          62,256         64,228

PROPERTY, PLANT AND EQUIPMENT                                            47,422         48,640
     Less- Accumulated depreciation and amortization                    (20,130)       (18,765)
                                                                      ---------      ---------
           Net property, plant and equipment                             27,292         29,875

DUE FROM MVE HOLDINGS, INC                                               31,980         31,903

GOODWILL, net                                                            22,327         24,471

DEFERRED INCOME TAXES                                                       808          2,402

OTHER ASSETS, net                                                         4,343          6,108
                                                                      ---------      ---------
           Total assets                                               $ 149,006      $ 158,987
                                                                      =========      =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current maturities of long-term debt                             $   2,268      $   9,069
     Accounts payable                                                    11,672         18,297
     Accrued expenses and other liabilities                              22,523         22,371
                                                                      ---------      ---------
           Total current liabilities                                     36,463         49,737

LONG-TERM DEBT, net of current maturities                               137,582        134,594
OTHER NONCURRENT LIABILITIES                                                 77            113
                                                                      ---------      ---------
           Total liabilities                                            174,122        184,444

MINORITY INTEREST                                                           444            368

STOCKHOLDERS' DEFICIT:
     Notes receivable from shareholders                                     (50)
Common stock, no par value, stated value $.01 per share,
 1,000,000 shares authorized; 1,000 shares issued and outstanding             1              1
Additional paid-in capital                                               12,328         12,277
Accumulated other comprehensive income                                     (433)          (112)
Accumulated deficit                                                     (37,406)       (37,991)
                                                                      ---------      ---------
           Total stockholder's deficit                                  (25,560)       (25,825)
                                                                      ---------      ---------
           Total liabilities and stockholder's deficit                $ 149,006      $ 158,987
                                                                      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                        December 31,   December 31,   December 31,
                                                            1998           1997           1996
                                                         ---------      ---------      ---------
NET SALES                                                $ 189,215      $ 192,726      $ 155,746

COST OF SALES                                              132,882        137,736        113,875
                                                         ---------      ---------      ---------
     Gross profit                                           56,333         54,990         41,871

OPERATING EXPENSES:
     Selling and marketing                                  13,041         13,925          9,855
     General and administrative                             17,046         18,151         15,441
     Research and development                                5,081          5,989          3,047
     Amortization                                            3,541          3,578          4,623
     Other expenses (Note 10)                                1,042         19,668
                                                         ---------      ---------      ---------
           Total operating expenses                         39,751         41,643         52,634
                                                         ---------      ---------      ---------
           Operating income (loss)                          16,582         13,347        (10,763)

INTEREST EXPENSE                                           (16,758)       (16,721)       (13,881)
                                                         ---------      ---------      ---------
     Net loss before income tax (provision) benefit,
           minority interest and extraordinary gain           (176)        (3,374)       (24,644)

INCOME TAX (PROVISION) BENEFIT                              (2,749)         3,046          3,197
                                                         ---------      ---------      ---------

     Net loss before minority interest and                  (2,925)          (328)       (21,447)
           extraordinary gain

MINORITY INTEREST IN NET (INCOME) LOSS                         (76)           (48)           949
                                                         ---------      ---------      ---------
     Net loss before extraordinary gain                     (3,001)          (376)       (20,498)

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT
     OF DEBT                                                 6,118
                                                         ---------      ---------      ---------

Net income (loss)                                        $   3,117      $    (376)     $ (20,498)
                                                         =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholder's Deficit
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                        (In Thousands, Except Share Data)

                                        Notes
                                     Receivable        Common Stock          Addi-                     Total
                                        From      ----------------------    tional       Accumu-       Stock-
                                       Share-        Number                 Paid-In       lated       Holder's
                                       holders     of shares     Amount     Capital      Deficit       Deficit
                                       -------     ---------     ------     -------     ---------     ---------
BALANCE, February 29, 1996                            1,000     $     1     $10,411     $(17,188)     $ (6,776)

Deferred compensation plan                                                    1,866                      1,866

Other                                                                                         71            71

Net loss                                                                                 (20,498)      (20,498)

                                       -------      -------     -------     -------     --------      --------
BALANCE, December 31, 1996                            1,000           1      12,277      (37,615)      (25,337)

Foreign currency translation                                                                 (30)          (30)
adjustment

Excess of additional pension
liability over unrecognized
prior service cost                                                                           (82)          (82)

Net loss                                                                                    (376)         (376)
                                       -------      -------     -------     -------     --------      --------

BALANCE, December 31, 1997                            1,000           1      12,277      (38,103)      (25,825)

Notes receivable from shareholder          (50)                                                            (50)

Options Issued                                                                   51                         51

Foreign currency translation
adjustment                                                                                  (163)         (163)

Excess of additional pension
liability over unrecognized
prior service cost                                                                          (158)         (158)

Intercompany gain on sale of stock                                                           499           499

Forgiveness of intercompany debt                                                          (4,114)       (4,114)

Transfer to Holdings, Inc.                                                                 1,083         1,083

Net loss                                                                                   3,117         3,117
                                       -------      -------     -------     -------     --------      --------

BALANCE, December 31, 1998             $   (50)       1,000     $     1     $12,328     $(37,839)     $(25,560)
                                       =======      =======     =======     =======     ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                                   December 31,   December 31,   December 31,
                                                                       1998           1997           1996
                                                                    ---------      ---------      ---------
OPERATING ACTIVITIES:
     Net income (loss)                                              $   3,117      $    (376)     $ (20,498)
     Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities-
      Depreciation and amortization                                     7,517          6,996          7,791
      Minority interest                                                    76             48           (949)
      Interest on exchangeable debt                                        63            329            274
      Deferred income tax (benefit) liability                           1,973         (3,153)        (2,929)
      (Gain) loss on sale of assets, net                                 (370)            22
      Loss on write-off of assets                                       1,042                         2,768
      Loss on write-off of goodwill                                                                  10,824
      (Gain) loss on debt forgiveness                                  (6,118)            95          3,722
      Changes in operating assets and liabilities (Note 4)             (6,724)         1,219          7,394
      Changes in other non-current assets and liabilities                 (91)           160          2,114
                                                                    ---------      ---------      ---------
           Net cash provided by operating activities                      485          5,340         10,511

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                   (3,403)        (6,372)        (9,783)
     Proceeds from sale of assets                                         773            373            107
     Increase in other assets                                            (377)          (659)          (750)
     Cash acquired from acquisitions                                                                    687
                                                                    ---------      ---------      ---------
           Net cash used in investing activities                       (3,007)        (6,658)        (9,739)

FINANCING ACTIVITIES:
     Borrowings under revolving credit facility                       196,477        210,673        174,266
     Repayments under revolving credit facility                      (190,779)      (205,870)      (174,121)
     Repayments of long-term debt                                      (3,285)        (2,756)        (2,489)
     Borrowings of long-term debt                                                         10          4,680
     Advance to MVE Holdings, Inc.                                     (1,011)           (21)          (867)
     Deferred closing costs                                                             (862)          (314)
     Notes receivable from shareholders                                   (50)
     Changes in other noncurrent assets and liabilities                   358           (138)          (179)
                                                                    ---------      ---------      ---------
           Net cash provided by financing activities                    1,710          1,036            976
     Effect of foreign currency exchange rate changes on
      cash and cash equivalents                                            39
                                                                    ---------      ---------      ---------
           Net increase (decrease) in cash and cash equivalents          (773)          (282)         1,748

CASH AND CASH EQUIVALENTS, beginning of year                            2,772          3,054          1,306
                                                                    ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                              $   1,999      $   2,772      $   3,054
                                                                    =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                         $  16,559      $  16,275      $   9,037
     Cash paid (received) during the year for income taxes          $   2,013      $  (1,260)     $   1,626

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
                                 (In Thousands)

                                                                      December 31,  December 31,  December 31,
                                                                          1998         1997          1996
                                                                         -------      -------      --------
Net Income (loss)                                                        $ 3,117      $  (376)     $(20,498)

Other comprehensive income, before tax:

      Foreign currency translation adjustments                              (163)         (30)

      Minimum pension liability adjustment                                  (158)         (82)
                                                                         -------      -------      --------

Other comprehensive income (loss), before tax                               (321)        (112)

Income tax (expense) benefit related to items of other
      comprehensive income                                                   115           86

                                                                         -------      -------      --------
Other comprehensive income (loss), net of tax                            $ 2,911      $  (402)     $(20,498)
                                                                         =======      =======      ========


Related tax (expense)/benefit of other comprehensive income:
      Foreign currency translation adjustments                           $    58      $    23

      Minimum pension liability                                               57           63
                                                                         -------      -------      --------

Total tax (expense) benefit related to items of comprehensive income     $   115      $    86
                                                                         =======      =======      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1998 and 1997,
                   and the Ten Months Ended December 31, 1996
            (In Thousands, Except Share, Warrant and Per Share Data)

1. Organization and Summary of Significant Accounting Policies:

Principles of Consolidation and Business

The consolidated financial statements include the accounts of MVE, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. MVE, Inc. and its subsidiaries are collectively referred to as the Company. The Company develops, manufactures, markets and sells products which are grouped according to four business segments: industrial, distributed, medical respiratory and applied technologies. Industrial products include cryogenic storage tanks and transportation equipment sold to producers, distributors and end users of industrial gases. Distributed products include bulk CO2 containers used for beverage carbonization and cooking oil management systems which provide a new and enhanced method to store and handle frying oils. Medical respiratory products include a range of respiratory products such as liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers. Applied technologies includes specialized products using cryogenic technology for use with liquid natural gas (LNG) storage, test chambers for rapid heat/cold testing, storage systems used to store and transport temperature-sensitive agricultural and biological products, vacuum insulated pipe and other end user applications. The Company is a wholly owned subsidiary of MVE Holdings, Inc. (Holdings).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as depreciable lives, tax provisions and reserves, uncollectible accounts receivable, inventory and warranty liabilities. As better information becomes available, or accrual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are reflected at cost which approximates fair value. Accounts payable include issued checks, which have not yet cleared the Company's bank, totaling $994 and $3,695 at December 31, 1998 and 1997, respectively.

Receivables

Accounts receivable (A/R), net of allowance for doubtful accounts, consisted of the following as of December 31, 1998 and 1997:

                                       December 31,      December 31,
                                           1998              1997
                                       --------------    -------------
         A/R trade                           $28,460          $27,601
         A/R other                             2,355            1,775
         Notes receivable                        106              289
                                       --------------    -------------
                                              30,921           29,665
         Allowance                             (824)             (828)
                                       --------------    -------------
                                             $30,097          $28,837
                                       ==============    =============

Allowance for doubtful accounts consisted of the following for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996:

                                           Additions:   Write-offs,
                               Beginning   Charged to      net of     Ending
                                Balance     Expense      Recoveries   Balance
                               ---------   ----------   -----------   -------
         December 31, 1996         $675          168            45       $888
         December 31, 1997          888          434          (494)       828
         December 31, 1998          828          112          (116)       824

Inventories

Inventories include material, labor and overhead at standard cost and are stated at the lower of cost or market. The Company uses the first-in, first out (FIFO) method of accounting for inventories. Inventories consist of the following:

                                                   December 31,    December 31,
                                                      1998             1997
                                                   -----------    -------------
          Inventories at cost:
          Purchased materials and subassemblies      $12,403          $14,710
          Work in process                              6,303            6,401
          Finished goods                               5,878            5,115
                                                     -------          -------
                                                      24,584           26,226
          Reserves                                    (1,413)          (1,452)
                                                     =======          =======
                                                     $23,171          $24,774
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

                                                            Years
                                                            -----
          Buildings and improvements                        10-30
          Machinery and equipment                            3-8
          Furniture, fixtures and office equipment           3-8

Property, plant and equipment consisted of:

                                                             December 31,   December 31,
                                                                 1998           1997
                                                             ------------   ------------
          Land                                                  $  1,942       $  1,925
          Building and improvements                               14,547         13,750
          Machinery and equipment                                 23,028         23,086
          Furniture, fixtures and office equipment                 7,482          8,995
          Construction in progress                                   423            884
                                                                --------       --------
                                                                  47,422         48,640
          Less - accumulated depreciation and amortization       (20,130)       (18,765)
                                                                --------       --------
          Net property, plant and equipment                     $ 27,292       $ 29,875
                                                                ========       ========

Other Assets

Other assets are being amortized on a straight-line basis over their estimated useful lives which range from 2 to 30 years. Accumulated amortization was $11,503 and $10,103 at December 31, 1998 and 1997, respectively. Other assets net of accumulated amortization consist of the following:

                                             December 31,     December 31,
                                                 1998             1997
                                            -------------    --------------
         Deferred financing costs                 $2,974            $3,993
         Patents, trademarks and product
              lines                                  348               491
         Non-compete agreement                        12                47
         Other                                     1,009             1,577
                                            -------------    --------------
                                                  $4,343            $6,108
                                            =============    ==============

Foreign Currency Translation

Translation gains or losses resulting from translating foreign currency financial statements are reported as a component of stockholders' deficit. Gains and losses resulting from foreign currency transactions are included in earnings as incurred.

Revenue Recognition

Revenue is generally recognized upon shipment of goods. At the request of certain customers, large cryogenic tanks will be accepted by the customer at the Company's facilities and stored there for later shipment. In these instances, title passes to the customer upon acceptance and revenue is recognized at that time.

For the year ended December 31, 1998, two of the Company's customers represented approximately 13% and 11%, respectively of the Company's net sales. For the year ended December 31, 1997, one of the Company's customers represented approximately 11% of the Company's net sales.

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

Long-Lived Assets and Goodwill

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, intangibles and goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows in less than book value. Goodwill represents the cost of acquired businesses in excess of the fair value of net assets and is being amortized on a straight-line basis over 5 to 20 years. Accumulated amortization was $18,684 and $16,565 at December 31, 1998 and 1997, respectively (See Note 10).

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

2. New Accounting Standards:

FAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources.

FAS 131 requires the Company to report information about its operating segments based on how the Company manages its operations. The Company manages its business in four operating segments and has restated its external reporting to reflect this change in structure. The four reportable segments are industrial, distributed, medical respiratory and applied technologies. See also Note 9.

In 1998, the Company adopted the following new accounting standard: Statement of Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS 132 revises and standardizes disclosures for pensions and other postretirement benefits (see Note 7).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt this standard no later than January 1, 2000. The Company expects that this standard will not materially affect its financial position and results of operations.

3. Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consists of the following:

                                                     December 31,  December 31,
                                                         1998          1997
                                                     -----------   -----------
          Accrued interest                                $5,443       $ 5,422
          Employee compensation and payroll taxes          3,901         2,814
          Deposits and rebates                             3,119         2,429
          Accrued pension cost                             2,657         2,374
          Warranty                                         2,067         1,930
          Insurance                                        1,872         2,092
          Income taxes                                     1,433         2,892
          Accrued Professional Fees                          409           348
          Accrued freight                                    322           471
          Other                                            1,300         1,599
                                                     -----------   -----------
                                                         $22,523       $22,371
                                                     ===========   ===========

4. Supplemental Cash Flow Information:

Changes in operating assets and liabilities were as follows:

                                                    December 31,     December 31,    December 31,
                                                        1998            1997             1996
                                                   -------------    ------------    -------------
          Accounts receivable                          $(1,759)         $(2,840)        $ 4,479
          Inventories                                    1,328            4,042          (2,700)
          Prepaid expenses and other                      (931)               1            (329)
          Income tax refund receivable                   1,013            3,517          (2,372)
          Accounts payable                              (6,552)             700          (1,264)
          Accrued expenses and other liabilities           177           (4,201)          9,580
                                                   -------------    ------------    -------------
                                                      $ (6,724)         $ 1,219         $ 7,394
                                                   =============    =============    ============

Non-cash Investing and Financing Activities

Several lease and note obligations of $148 and $364 were incurred when the Company entered into leases or notes for new equipment, vehicles and furniture in 1998 and 1997, respectively.

In 1996, the Company purchased a building for $500 in exchange for long-term debt.

5. Long-Term Debt:

Certain assets of the Company, i.e.: subsidiary stock, accounts receivable inventory, selected real estate and equipment are pledged as collateral for long-term debt. Long-term debt consists of the following:

                                                                         December 31,    December 31,
                                                                             1998            1997
                                                                         ------------    -------------
12.5% senior secured notes, due February 2002, interest payable semiannually, net of unamortized discounts of $348 and $458
     at December 31, 1998 and 1997, respectively                            $111,652         $111,542
Revolving credit facility, due October 2000, average interest rate of
     7.91% at December 31, 1998                                               16,556           10,857
Bonds, Series 1996, due September 2005, semi-annual principal payments of $345, plus interest at variable rates from 3.7% to 12%, 5.57%
     at December 31, 1998                                                      4,830            5,520
Industrial Development Revenue Bonds, Series 1996, semi-annual principal payments of $220, plus interest at variable rates from 2% to 9%,
     3.171% at December 31, 1997, due June 2011                                3,300            3,740
Capitalized leases payable in varying monthly installments through
     February 2003 with interest rates ranging from 5% to 10.25%               2,011            2,415
Several notes payable with varying principal and interest payments
     through April 2012 with interest rates ranging from 6% to 10%             1,501            2,129
7% exchangeable note, including accrued interest, with principal and
     accrued interest payable August 1, 1998                                       0            6,155
10.25% first mortgage note, payable in monthly installments of $14,
     including  interest, with final payment due November 2004                     0              821
Revolving foreign loan, with varying principal and interest payments
     through 1998 with interest rates ranging from 5.8% to10.5%                    0              400
10% subordinated debentures, interest payable semiannually, subject to
     10% per year mandatory redemption beginning 1997, balance due May 2001        0               84
                                                                         ------------    -------------
Total long-term debt                                                         139,850          143,663
Less- Current maturities                                                       2,268            9,069
                                                                         ------------    -------------
Long-term debt, net of current maturities                                   $137,582         $134,594
                                                                         ============    =============

On February 2, 1998, CAIRE Inc. (CAIRE), a subsidiary of the Company entered into an agreement whereby a third party agreed to accept, in full payment of all outstanding indebtedness currently owed to it by CAIRE, a cash payment of $50 and an option to purchase 820 shares of 10% Series AA Cumulative Preferred Stock (Series AA Preferred Stock), par value $.01 per share of CAIRE. Concurrent with the above settlement, the Company accepted, in full payment of all outstanding unsecured indebtedness currently owed to it by CAIRE, 632 shares of the Series AA Preferred Stock. Additionally, the Company purchased all shares of CAIRE common stock owned by the third party for an aggregate purchase price of one hundred dollars. The Series AA preferred Stock has a liquidation preference of $10 per share and is subject to mandatory redemption. As a result of this restructuring, the Company incurred an extraordinary gain of $6,118.

The senior subordinated notes are redeemable at the option of Holdings, in whole or in part, on May 5, 2005, plus accrued and unpaid interest. The senior subordinated notes contain certain covenants which restrict, among other things, payment of dividends and additional equity issuances.

The revolving credit facility provides for borrowings and issuances of Letters of Credit of up to $30,000 subject to a defined borrowing base of qualified accounts receivable and eligible inventory. The revolving credit facility is renewable annually through October 2000. The Company is charged a monthly fee based on an annualized rate of 0.375% of the unused portion of the commitment. The interest rate is variable and contains a LIBOR and base rate option at the election of the Company. The rate is determined based on the Company's EBITDA (earnings before interest, income taxes, depreciation and amortization) to total debt as calculated quarterly. The outstanding balance was subject to a weighted average borrowing rate of 7.91% and 8.375% at December 31, 1998 and 1997, respectively. The credit facility contains covenants with respect to capital expenditures, borrowings and disposition of assets. As of December 31, 1998, the Company was in compliance with all covenants governing the revolving credit facility.

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

The senior secured notes and revolving credit facility agreements contain certain covenants which restrict borrowings, dividends, acquisition and disposition of assets and require the Company to maintain certain liquidity and debt coverage ratios. As of December 31, 1998, the Company was in compliance with all covenants.

The scheduled annual maturities of long-term debt at December 31, 1998 are as follows:

          Year                                         Amount
          ----                                         ------
          1999                                         $ 2,268
          2000                                          18,141
          2001                                           1,585
          2002                                         113,674
          2003                                             178
          Thereafter                                     4,004
                                                      --------
                                                      $139,850
                                                      ========

Long-term debt, including current maturities, has a carrying value of $139,850 and a fair value of $155,809. The estimated fair value represents the present value of debt service at rates currently available to the Company for issuance of debt with similar terms. Except for the above, all financial instruments are carried at amounts that approximate estimated fair value.

6.  Income Taxes:

Income tax expense (benefit) consists of the following for the periods ended:

                            Fiscal Year     Fiscal Year      Ten Months
                            ------------    -------------    ------------
                            December 31,    December 31,     December 31,
                                1998             1997            1996
                            ------------    -------------    ------------
          Current:
          Federal                $  406         $   887         $  (198)
          State                     370              31             (70)
                                 ------         -------         -------
                                    776             918            (268)
          Deferred                1,973          (3,964)         (2,929)
                                 ------         -------         -------
                                 $2,749         $(3,046)        $(3,197)
                                 ======         =======         =======

The differences between income taxes computed using the federal statutory rate and the expense (benefit) for income taxes were as follows for the periods ended:

                                                        Fiscal Year      Fiscal Year      Ten Months
                                                        ------------    -------------    ------------
                                                         December 31,    December 31,     December 31,
                                                            1998             1997              1996
                                                        ------------    -------------    ------------
Income tax provision (benefit) at federal statutory rate     $2,020         $(1,147)         $(8,333)
Increase (reduction) attributable to:
     Nondeductible goodwill                                     672             672            5,161
     Foreign Sales Corporation benefit                         (238)           (639)            (714)
     Consent and solicitation fees                                                               422
     State taxes, net of federal benefit                        650            (547)            (132)
     Debt forgiveness                                        (2,090)
     Other, net                                               1,735          (1,385)             399
                                                        ------------    -------------    ------------
                                                             $2,749         $(3,046)         $(3,197)
                                                        ============    =============    =============

The tax effects of temporary differences that give rise to the net deferred tax asset were as follows:

                                             December 31,   December 31,
                                                 1998           1997
                                             -----------    -----------
Accrued pension                                  $1,033         $1,020
Accrued compensation                                570            620
Accrued self insurance reserve                      739            913
Deferred compensation                               728            823
Intangibles                                         405            208
Inventory reserves                                  962          1,111
Depreciable assets                               (1,246)        (1,162)
Loss and credit carryforwards                     1,603          3,535
Warranty reserve                                    789            818
Other accruals                                      637            557
Other                                               364            114
                                             -----------    -----------
                                                  6,584          8,557
Valuation allowance                                (551)          (551)
                                             -----------    -----------
          Net deferred tax asset                 $6,033         $8,006
                                             ===========    ===========

The Company has tax loss carryforwards for income tax purposes. Such tax loss carryforwards have been reduced in part by a valuation allowance, since realization of a portion of the carryforwards is not deemed more likely than not. The carryforwards of $3,535 expire in 2012.

7. Employee Benefit Plans:

Pension Plan

The Company maintains two noncontributory defined benefit pension plans covering substantially all employees of its U.S. subsidiaries. The benefits to which an employee is entitled under the plans are derived using a formula based on the number of years of service and compensation levels during the last five years of service before retirement. The Company funds the plans in accordance with the requirements of federal laws and regulations.

Weighted Average assumptions as of December 31:

                                                        1998             1997             1996
                                                     ------------    -------------    ------------
          Discount rate                                     7.0%            7.25%            7.5%
          Expected return on plan assets                    8.5%             8.5%            8.5%
          Rate of compensation increase                     4.0%             4.5%            5.0%

The components of net periodic benefit cost are as follows:

          Service cost                                     $ 912            $ 748            $565
          Interest cost                                      987              771            $523
          Expected return on plan assets                    (784)            (650)           (462)
          Amortization of transition obligation               (2)              (2)             (2)
          Amortization of prior service cost                  13               13              11
          Amortization of net actuarial loss                  67                8               0
                                                     ------------    -------------    ------------
                                                          $1,193             $888            $635
                                                     ============    =============    ============

          Change in benefit obligation
          Benefit obligation-
             Beginning of year                            $12,501          $9,940
          Service cost                                        912             748
          Interest cost                                       987             771
          Actuarial (gain) loss                             1,605           1,226
          Benefit payments                                   (198)           (184)
                                                     -------------    ------------
          Benefit obligation-
             End of year                                  $15,807         $12,501
                                                     =============    ============

          Change in plan assets
          Fair value of plan assets-
             Beginning of year                             $9,258          $7,657
          Actual return on plan assets                        954           1,302
          Employer contributions                            1,048             483
          Benefit payments                                   (198)           (184)
                                                     -------------    ------------
          Fair value of plan assets-
             End of year                                  $11,062          $9,258
                                                     =============    ============

          Funded status                                   $(4,745)        $(3,243)
          Unrecognized transition obligation                   70              69
          Unrecognized prior service cost                      69              82
          Unrecognized actuarial loss                       2,340             971
                                                     -------------    ------------
          Net amount recognized                           $(2,266)        $(2,121)
                                                     =============    =============

          Amounts recognized in the balance sheet consist of:

          Accrued benefit liability                       $(2,657)        $(2,374)
          Intangible asset                                    150             171
          Accumulated other comprehensive income              241              82
                                                     -------------    ------------
          Net amount recognized                           $(2,266)        $(2,121)
                                                     =============    =============

Approximately 88% of the plan assets are invested in equity securities and 12% in cash equivalents as of December 31, 1998.

Savings Plan

The Company has a 401(k) savings plan (the Plan) which covers all employees of its U.S. subsidiaries who have completed one month of service and attained the age of 21. The Plan provides for voluntary participant contributions of 1% to 15% of each employee's wages. In 1997, the Company began matching contributions of up to 2% of eligible employee wages. Prior to this, the Company made matching contributions at the discretion of the Board of Directors. For the years ended December 31, 1998 and 1997, the Company made matching contributions of $536 and $315 to the Plan. The Company did not make matching contributions to the Plan in the fiscal year ended December 31, 1996.

Deferred Compensation Plan

During the ten months ended December 31, 1996, the Company's Board of Directors approved a deferred compensation plan to replace the existing plan in its entirety. The new plan awarded deferred compensation to certain key members of upper management with the objective of retaining their services, encouraging profitability and rewarding them. The plan awarded 29,270 units to three individuals which may be exchanged for Common Stock of an equal number at a future date, given the occurrence of certain events. For the ten months ended December 31, 1996, the Company expensed $1,916 in connection with the adoption of this plan.

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

8. Commitments and Contingencies:

Leases

A portion of the Company's operations is conducted using leased equipment and facilities. These leases are noncancelable and renewable. Total rental expense included in the accompanying consolidated statements of operations was approximately $684, $718, and $702 for the years ended December 31, 1998 and 1997 and for the ten months ended December 31, 1996. The future minimum rental payments required under these leases are $635 in 1999, $376 in 2000, $217 in 2001 and $2 in 2002.

Litigation
Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. Most significant legal proceedings are related to matters covered by insurance. The most significant contingencies are described below.

In 1997, a former officer of a subsidiary of the Company and a related limited partnership company filed a lawsuit against the Company and certain of its affiliates and others alleging breach of contract and other claims arising out of such officer's separation from the subsidiary for which he was employed.

In 1997, a designer and marketer of an alternative beverage CO2 technology filed a lawsuit against the Company and certain other providers of cryogenic mini-bulk carbonated systems in Johnson County, Texas, alleging business disparagement, violations of Texas antitrust lawsuits and related claims. With respect to this lawsuit, the Company's insurer has accepted coverage, subject to a reservation of rights.

For both of these lawsuits, extensive discovery has been conducted and the Company believes that the claims are without merit and that the outcome of these lawsuits will not have a material adverse effect on its operating results, cash flow or financial position.

Environmental Matters

The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations. As a result, the Company is currently participating in environmental investigations and assessments under these regulations at some of its current and former sites. In 1997, the Company submitted a site investigation report and Response Action Plan
(RAP) to the Minnesota Pollution control Agency (MPCA). The soil RAP has been conditionally approved by the MPCA. The groundwater RAP is subject to further review. These plans include possible obligations to remove or mitigate the effects of hazardous substances from the environment. The amount of such future costs will depend on factors such as the unknown nature or extent of contamination, the extent and method of the remedial actions which may be required and the magnitude of clean-up costs.

Ongoing environmental costs are expensed as incurred. Costs incurred to date as of the year ended December 31, 1998 were $849, of which, $666 are to be indemnified. In accordance with the recapitalization agreement, the Company is to be indemnified of most environmental claims. Based upon this and subject to the difficulty in estimating these future costs, the Company expects that the amount it may be required to pay in connection with environmental matters would be indemnified and also would not have a material adverse effect on the financial condition or results of operations.

9. Segment Reporting and Export Sales:

The operations of the Company are divided into four business segments for financial reporting purposes. The industrial products segment develops and manufactures cryogenic storage tanks and transportation equipment and markets them to producers, distributors and end users of industrial gases. The distributed products segment develops, manufactures and markets a variety of products utilizing similar technologies as the industrial products segment, but markets them through distributors to various commercial markets, principally end users of bulk liquid CO2 beverage systems. The medical respiratory products segment develops, manufactures and markets a broad range of medical respiratory products, including liquid oxygen systems, oxygen concentrators and medication nebulizers, all of which are used primarily for the in-home treatment of patients. The applied technologies segment includes storage systems for temperature-sensitive agricultural and biological products, liquid natural gas
(LNG) storage, test chambers for rapid heat/cold testing, vacuum insulated pipe and other emerging products. General corporate assets include cash and cash equivalents and income taxes.

Other expenses recorded in the ten months ended December 31, 1996 are included in operating income as follows: industrial $5,432, distributed $1,280, medical respiratory $9,796 and corporate $3,157 (see Note 10). Financial information by business segment as of and for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996 was as follows:

                                                         Medical       Applied
                           Industrial    Distributed    Respiratory  Technologies    Corporate      Total
                           ----------    -----------    ----------   ------------    ---------    ----------
          1998
          ----
Customer sales               $98,575        $33,542       $27,078        $30,020                   $189,215
Intersegment sales             5,438          2,483         1,563          1,938      (11,422)
                           ----------    -----------    ----------   ------------    ----------    ---------
Total sales                  104,013         36,025        28,641         31,958      (11,422)      189,215

Operating income (loss)        5,423          8,848           436          4,971       (3,096)       16,582
Identifiable assets           38,401         15,286        13,774         10,111       71,434       149,006
Capital expenditures           1,461          1,099            46             90          837         3,533
Depreciation and               2,437            628           769            587        3,096         7,517
amortization

          1997
          ----

Customer sales              $114,728        $27,901       $26,317        $23,780                   $192,726
Intersegment sales             2,165          2,075            11            857       (5,108)
                           ----------    -----------    ----------   ------------    ----------    ---------
Total sales                  116,893         29,976        26,328         24,637       (5,108)     $192,726

Operating income (loss)        8,829          7,449       (1,449)          1,856       (3,338)       13,347
Identifiable assets           41,257         11,576        17,145         10,054       78,955       158,987
Capital expenditures           4,473          1,090           281             67        1,099         7,010
Depreciation and amortization  1,885            508           794            471        3,338         6,996


     10 months 1996
     --------------

Customer sales               $93,848        $23,522       $22,467        $15,909                   $155,746
Intersegment sales             1,480                                                   (1,480)
                           ----------    -----------    ----------   ------------    ----------     --------
Total sales                   95,328         23,522        22,467         15,909       (1,480)      155,746

Operating income (loss)        4,849          3,356      (14,188)          1,499       (6,279)      (10,763)
Identifiable assets           38,969         14,889       16,692          10,172       79,837       160,559
Capital additions              5,288          1,134         2,616              9        3,367        12,414
Depreciation and amortization  1,130            749         2,386            404        3,122         7,791


Export sales from the Company's U.S. operations for the years ended December 31, 1998 and 1997, and the ten months ended December 31, 1996 were as follows:

                                  December 31,    December 31,    December 31,
                                      1998            1997            1996
                                  ------------    ------------    ------------
          Canada and Mexico           $12,653         $10,922          $6,957
          Europe                       16,412          12,164          12,407
          Pacific                      12,497          29,318          24,868
          Other                         9,386           8,331           7,271
                                  ------------    ------------    ------------
          Total                       $50,948         $60,735         $51,503
                                  ============    ============    ============

10. Other Expense:

In 1998, MVE exited the concentrator market to focus on its liquid market using its cryogenic resources. As a result, Holdings incurred a $1,042 loss on the write-off of the assets associated with this product line.

Other expense recorded in the ten months ended December 31, 1996 include the following:

               Recapitalization Expenses                         $1,241
               Deferred Compensation Plan (Note 7)                1,916
               Discontinue AURA product line                      1,280
               Debt Forgiveness                                   3,722
               Goodwill write-offs                               10,824
               Other                                                685
                                                          --------------
                                                                $19,668
                                                          ==============

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

Goodwill Writedown

In December 1996, the Company recorded a goodwill writedown of $10,824 ($4,750 in industrial products and $6,074 in the medical respiratory products segment). In connection with the change in ownership in 1996, management undertook a strategic review of all business units. As a result of the review, goodwill was determined to have been impaired because of the financial condition of certain medical respiratory and industrial business units and the Company's inability to generate future operating income from these business units. Moreover, anticipated future cash flow of these business units indicate that the recoverability of the goodwill is not reasonably assured. Prior to December of 1996, goodwill was amortized using the straight-line method over twenty years.

11. Fiscal Results for the Year Ended December 31, 1996 (Unaudited)

                                                              December 31,
                                                                  1996
                                                              -----------

             Net sales                                          $190,782
             Cost of sales                                       138,578
                                                              -----------
                        Gross profit                              52,204
             Operating expenses:
                  Selling and Marketing                           11,789
                  General and administrative                      15,523
                  Research and development                         3,510
                  Amortization                                     5,548
                  Other expenses                                  19,668
                                                              -----------
                        Total operating expenses                  56,038
                                                              -----------
             Operating loss                                       (3,834)
             Interest expense                                    (16,669)
                                                              -----------
             Net loss before income tax benefit and
                  minority interest                              (20,503)
             Income tax benefit                                    1,663
                                                              -----------
             Net loss before minority interest                   (18,840)
             Minority interest in net loss                         1,077
                                                              -----------
                        Net loss                               $ (17,763)
                                                              ===========

12. Related-Party Transaction

On November 11, 1998, Holdings loaned a sharebolder $50 to be repaid on or before July 1, 2005. Interest accrues quarterly at 8%. The loan is secured by Holdings Common Stock owned by the shareholder.

A director of the Company has an agreement with the Company which pays an annual fee of $75 in exchange for consulting services. This agreement has a term of one year, renewable at the option of the Company.

The Company sold 850 shares of $.01 par common stock in MVE Restaurant Services, Inc. to Holdings for $500,000. Prior to the sale, an intercompany receivable of $4,114 was forgiven.

13. Subsequent Events

Agreement and plan of merger

On February 16, 1999, Holdings entered into a merger agreement with Chart Industries, Inc. (Chart). Under the agreement, Holdings and the Company shall become a wholly owned subsidiary of Chart. The transaction is expected to be complete within 60 days. The closing is subject to certain regulatory approvals and satisfaction of usual and customary closing conditions. The purchase price is approximately $240 million including assumed debt.